Form 10-K
period 2011-02-28
DE Acquisition 6, Inc.
filed 2011-05-17
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53929

DE ACQUISITION 6, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6046 FM 2920, Suite 619 Spring, Texas	77379
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (713) 410-4596

Securities registered under Section 12(b) of the Exchange Act:

Title of each class of common stock	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  10,000 as of May 17, 2011.

TABLE OF CONTENTS

PART I

4

Item 1.          Business

4

Item 1B.       Unresolved Staff Comments

4

Item 2.          Properties

6

Item 3.          Legal Proceedings

6

Item 4.          Submission of Matters to a Vote of Security Holders

6

PART II

7

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

7

Item 6.          Selected Financial Data

8

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

10

Item 8.          Financial Statements and Supplementary Data

10

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

10

Item 9A(T).  Controls and Procedures

10

Item 9B.       Other Information

12

Item 10.        Directors, Executive Officers and Corporate Governance

13

Item 11.        Executive Compensation

14

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

15

Item 13.        Certain Relationships and Related Transactions, and Director Independence

16

Item 14.        Principal Accounting Fees and Services

16

PART IV

17

Item 15.        Exhibits, Financial Statements Schedules

17

SIGNATURES

17

PART I

Item 1.  Business

Company Overview

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of February 28, 2011, the Company had not yet commenced any operations.

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

Our Business

Our company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is being undertaken by or under the supervision of our President, Secretary and Treasurer, Ms. Ruth Shepley. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

The cost of participation as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Competition

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Intellectual Property

We do not own any patent, trademark, or legally enforceable claim to proprietary intellectual property.

Employees

We have no employees.  The Company officers and directors are currently fulfilling their roles via consulting agreements.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business. We are subject to the laws and regulations of those jurisdictions in which we plan to operate and sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Subsidiaries

We do not have any subsidiaries.

Item 1B.  Unresolved Staff Comments

There are no unresolved Staff comments.

Item 2.  Properties

We do not presently lease or own any real property.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended February 28, 2011.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We do not have a trading symbol, and our Common Stock is not trading on any stock exchange. We are not aware of any market activity in our stock since its inception and through the date of this filing.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2011, we had 10,000 shares of our common stock issued and outstanding, held by our President, Secretary and Treasurer, Ms. Ruth Shepley.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.  Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation in the Next Twelve Months

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Ms. Shepley, another officer or director, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Ms. Shepley has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Results of Operations for the year ended February 28, 2011 and for the period from inception February 24, 2010 until February 28, 2010

We have not earned any revenues since our inception on February 24, 2010.  We do not anticipate earning revenues until such a time that we will be able to enter into a business combination.

We incurred operating expenses in the amount of $3,038 for the year ended February 28, 2011, compared with $1,139, for the stub period (inception on February 24, 2010) to February 28, 2010 .  The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act  filings.  We have incurred total operating expenses of $4,177 from inception to February 28, 2011.  The entire amount was attributable to general and administrative expenses.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of February 28, 2011, we had no current assets, no liabilities and no working capital.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management's plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies.

Recently Issued Accounting Pronouncements

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DE Acquisition 6, Inc.

 (A Development Stage Company)

Spring, Texas

We have audited the accompanying balance sheets of DE Acquisition 6, Inc.  (a development stage company) as of February 28, 2011 and 2010, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended February 28, 2011, and for the period from inception (February 24, 2010) to February 28, 2011 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 6, Inc. as of February 28, 2011 and 2010, and the results of its operations, changes in shareholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

May 17, 2011

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Balance Sheets

	2/28/2011	02/28/10

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Related party payable	$384	$139

TOTAL LIABILITIES	384	139

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	3,792	999
Deficit accumulated during the development phase	(4,177)	(1,139)
TOTAL SHAREHOLDERS' DEFICIT	(384)	(139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Statements of Operations

	Year Ended Feb 28, 2011	From Inception (Feb 24, 2010) to Feb 28, 2010	From Inception (Feb 24, 2010) to Feb 28, 2011

Revenues	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,859	-	2,859
General and administrative expenses	179	1,139	1,318

Net operating loss	(3,038)	(1,139)	(4,177)

NET LOSS	$(3,038)	$(1,139)	$(4,177)

Net loss per share, basic and fully diluted	$(0.30)	$(0.11)
Weighted average number of shares outstanding	10,000	10,000

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Statements of Shareholders' Deficit

		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	$1,000

Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	$1	$999	$(1,139)	$(139)

Expenses paid by affiliates				2,793		2,793

Net loss					(3,038)	(3,038)

Balances, February 28, 2011		10,000	$1	$3,792	$(4,177)	$(384)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Statements of Cash Flows

	Year Ended Feb 28, 2010	Year Ended Feb 28, 2011	From Inception (Feb 24, 2010) to Feb 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,139)	(3,038)	$(4,177)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	1,000		1,000

Changes in operating assets and liabilities:	139	2	141
Accrued expenses Related party payable		243	243

Net cash used in operating activities	-	(2,793)	(2,793)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates		2,793	2,793
	-
Net cash provided by financing activities	-	2,793	2,793

NET INCREASE / (DECREASE) IN CASH		-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 6, INC.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION

Business and Organization

DE Acquisition 6, Inc., a development stage company (the “Company”), was incorporated in Nevada on February 24, 2010.  The Company is 100% owned by the Ruth Shepley.  The financial statements presented represent only those transactions of DE Acquisition 6, Inc.  The Company is looking to merge with or acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 28, 2011 nor 2010.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonable assured.

Basic and Diluted Net Loss Per Share

The Company follows Accounting Standards Codification No. 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the year ended February 28, 2011 and the stub period from inception (February 24, 2010) to February 28, 2010, there were no common stock equivalents.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has generated from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues.   Management's plans include seeking a merger with an existing operating company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

Holders of shares of common stock, the only class of stock registered under the Company’s Form 10-12G, shall be entitled to cast one vote for each common share held at all stockholders meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

On February 24, 2010, the Company issued 10,000 shares to Ruth Shepley.

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 28, 2011 and 2010 due to the following:

	2011	2010
Estimated tax benefit	$1,629	$444
Valuation allowance	(1,629)	(444)
Net deferred tax asset	$-	$-

At February 28, 2011, the Company had net operating loss carry- forwards of approximately $4,177 that may be offset against future taxable income through 2025.  No tax benefit has been reported in the February 28, 2011 or 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTION

During the year ended February 28, 2011, the shareholders contributed $3,036 for payment of costs associated with filing fees.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined there were none.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2011, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at February 28, 2011:

We have only one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy the material weakness in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and director, her age as of December 31, 2009 and his present position.

Name	Age	Position Held with the Company

Ruth Shepley	66	President, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Ruth Shepley, President and Director

Ruth Shepley, age 66, has been the President and sole Director of Financial Broker Relations, Inc. a financial consulting company, since 1998.  In such capacity, she has run the day to day operations of this company which provides business advisory services for small private companies.  Her services specifically include the hiring of employees, administrative advice, business plan development as well as business coaching as needed for their clients.

Ms. Shepley has owned and operated several small businesses during the last 30 years.  Ms. Shepley was formerly an officer and director of French Peak Resources, Inc. (now known as Confederate Motors, Inc.), a 1934 Exchange Act Company, from October 2008 to February 2009. .  In addition December 12, 2006 to February 1, 2007 she was the President and sole director of Cruisestock, Inc. a public company trading on the Over the Counter Bulletin Board.   In addition, she was the President and sole director of Venture Fund I, Inc. from August 24, 2004 (inception) to May 25, 2006.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, from inception to February 28, 2011, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they fileTo the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2011, Ruth Shepley has failed to file on a timely basis the Firms 3, 4 and 5 required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2010 and 2011.

Code of Ethics

As of February 28, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ruth Shepley (1)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

(1)

Ms. Shepley  is the President, and Director.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officer, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ruth Shepley	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (February 24, 2010) through February 28, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ruth Shepley	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2011.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of February 28, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 28, 2011, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Ruth Shepley 6046 FM 2920, Suite 619 Spring, Texas 77379	Common Stock	10,000	100%
DIRECTORS AND OFFICERS – TOTAL		10,000	100%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We utilize the office space and equipment of our management at no cost.

On February 24, 2010, 10,000 shares were issued to Ruth Shepley, our sole officer and director

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

We have not:

•

established our own definition for determining whether our director and nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that they are officers of the Company; nor,

•

established any committees of the Board of Directors.

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•

its own Board of Directors,

•

its own definition of 'independent" as related to directors and nominees for directors,

•

committees that will be suitable for its operations after the Company consummates a business combination.

Item 14.   Principal Accounting Fees and Services

Below is the table of audit fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 24, 2010 to February 28, 2010	$4,000	-	-	-
Year ended February 28, 2011	$4,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31	Certification of President pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an exhibit to the Company's registration statement on Form 10-12G, as filed with the Securities and Exchange Commission on April 6, 2010 and incorporated herein by this reference.

Audited Financial Statements: Page
11	Report of Independent Registered Public Accounting Firm
12	Balance Sheets as of February 28, 2011 and 2010;
13	Statements of Operations for the year ended February 28, 2011, and the period from inception (February 24, 2010) to February 28, 2010;
14	Statement of Stockholders’ Equity for period from inception (February 24, 2010) to February 28, 2011;
15	Statements of Cash Flows for the year ended February 28, 2011, and the period from inception (February 24, 2010) to February 28, 2010;
16	Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ACQUISITION 6, INC.

By:	/s/ Ruth Shepley
Ruth Shepley, President and Director
May 17, 2011