Form 10-Q
period 2011-05-31
DE Acquisition 6, Inc.
filed 2011-06-30
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011, 10,000 shares of common stock.

DE ACQUISITION 6, INC.

FORM 10-Q

May 31, 2011

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	05/31/11	02/28/11

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	141	141
Related party payable	243	243

TOTAL LIABILITIES	384	384

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	5,076	3,792
Deficit accumulated during the development phase	(5,461)	(4,177)
TOTAL STOCKHOLDERS' DEFICIT	(384)	(384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended May 31,			Inception (February 24, 2010) to May 31, 2011
	2011	2010

Revenues	$-	$-	$-

OPERATING EXPENSES
Professional fees	1,284	-	4,143
General and administrative expenses	-	104	1,318

Net operating loss	(1,284)	(104)	(5,461)

NET LOSS	$(1,284)	$(104)	$(5,461)

Net loss per share, basic and fully diluted	(0.13)	$(0.01)
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Period from February 24, 2010 (Inception) through May 31, 2011

(Unaudited)

		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	$1,000
Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates				2,793		2,793
Net loss					(3,038)	(3,038)

Balances, February 28, 2011		10,000	1	3,792	(4,177)	(384)

Expenses paid by affiliates				1,284		1,284
Net loss					(1,284)	(1,284)

Balances, May 31, 2011		10,000	$1	$5,076	$(5,461)	$(384)

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,		Inception (February 24, 2010) to May 31, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,284)	$(104)	$(5,461)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation		-	1,000

Changes in operating assets and liabilities:
Accrued expenses	-	104	141
Related party payables	-	-	243

Net cash used in operating activities	(1,284)	-	(4,077)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	1,284	-	4,077

Net cash provided by financing activities	1,284	-	4,077

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of May 31, 2011, the Company had not yet commenced any operations.

The Company is a "blank check" company. The United States Securities and Exchange Commission defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issues ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from February 24, 2010 (inception) through February 28, 2010 and notes thereto contained in the Company’s Registration Statement on Form 10 as filed with the SEC on April 6, 2010.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $5,461 at May 31, 2011, and had a net loss of $1,284 for the three months ended May 31, 2011 and cash used in operations of $1,284 for the three months ended May 31, 2011, with no revenues earned since inception.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended May 31, 2011, we incurred a net loss of $1,284 and since inception we have incurred a net loss of $5,461. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

Liquidity and Capital Resources

At May 31, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $5,461 from inception, and used $4,077 of cash in operations for the period from February 24, 2010 (inception) to May 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Ruth Shepley will supervise the search for target companies as potential candidates for a business combination. Ruth Shepley will pay, at her own expense, any costs she incurs in supervising the search for a target company. Ruth Shepley may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Ms. Shepley as our sole officer and director has the authority to enter into any agreement binding us.

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

Recent Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity,

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended May 31, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

31	Section 302 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer *

32	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ACQUISITION 6, INC.
(Registrant)

Date: June 30, 2011	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer