Form 10-Q
period 2011-11-30
DE Acquisition 6, Inc.
filed 2012-01-17
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2012, 10,000 shares of common stock.

DE ACQUISITION 6, INC.

FORM 10-Q

November 30, 2011

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	11/30/11	02/28/11

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	141	141
Related party payable	243	243

TOTAL LIABILITIES	384	384

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	6,103	3,792
Deficit accumulated during the development phase	(6,488)	(4,177)
TOTAL STOCKHOLDERS' DEFICIT	(384)	(384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

Nine Months Ended November 30,			Three Months Ended November 30,		Inception (February 24, 2010) to November 30, 2011
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,311	2,718	500	735	5,170
General and administrative expenses	-	179	-	-	1,318

Net operating loss	(2,311)	(2,897)	(500)	(735)	(6,488)

NET LOSS	$(2,311)	$(2,897)	$(500)	$(735)	$(6,488)

Net loss per share, basic and fully diluted	(0.23)	$(0.29)	(0.05)	$(0.07)
Weighted average number of shares outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Period from February 24, 2010 (Inception) through November 30, 2011

(Unaudited)

		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	$1,000
Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates				2,793		2,793
Net loss					(3,038)	(3,038)

Balances, February 28, 2011		10,000	1	3,792	(4,177)	(384)

Expenses paid by affiliates				2,311		2,311
Net loss					(2,311)	(2,311)

Balances, November 30, 2011		10,000	$1	$6,103	$(6,488)	$(384)

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended November 30,		Inception (February 24, 2010) to November 30, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,311)	$(2,897)	$(6,488)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation		-	1,000

Changes in operating assets and liabilities:
Accrued expenses	-	104	141
Related party payables	-	-	243

Net cash used in operating activities	(2,311)	(2,793)	(5,104)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	2,311	2,793	5,104

Net cash provided by financing activities	2,311	2,793	5,104

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

November 30, 2011

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of November 30, 2011, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $6,488 at November 30, 2011, and had a net loss of $2,311 for the nine months ended November 30, 2011 and cash used in operations of $2,311 for the nine months ended November 30, 2011, with no revenues earned since inception.

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

Results of Operation

We have not had any operating income since inception.  For the nine months ended November 30, 2011, we incurred a net loss of $2,311 and since inception we have incurred a net loss of $6,488. Expenses from inception were comprised of costs mainly associated with Exchange Act compliance.

Liquidity and Capital Resources

At November 30, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $6,488 from inception, and used $5,104 of cash in operations for the period from February 24, 2010 (inception) to November 30, 2011. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended November 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

DE ACQUISITION 6, INC.
(Registrant)

Date: January13, 2012	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer