Form 10-K
period 2012-02-29
DE Acquisition 6, Inc.
filed 2012-05-24
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53929

DE ACQUISITION 6, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Player Pond Place, The Woodlands, Texas	77382
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (713) 410-4596

Securities registered under Section 12(b) of the Exchange Act:

Title of each class of common stock	Name of each exchange on which registered
None	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  10,000 as of May 24, 2012.

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

16

PART IV

17

Item 15.        Exhibits, Financial Statements Schedules

17

SIGNATURES

17

PART I

Item 1.  Business

Company Overview

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of February 29, 2012, the Company had not yet commenced any operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended February 29, 2012.

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

Holders of Our Common Stock

As of February 29, 2012, we had 10,000 shares of our common stock issued and outstanding, held by our President, Secretary and Treasurer, Ms. Ruth Shepley.

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

Results of Operations for the year ended February 29, 2012 and 2011, and for the period from inception February 24, 2010 until February 29, 2012

We have not earned any revenues since our inception on February 24, 2010.  We do not anticipate earning revenues until such a time that we will be able to enter into a business combination.

We incurred operating expenses in the amount of $2,911 for the year ended February 29, 2012, compared with $3,038, for the year ended February 28, 2011.  The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings.  We have incurred total operating expenses of $7,088 from inception to February 29, 2012.  The entire amount was attributable to general and administrative expenses.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of February 29, 2012, we had no current assets, no liabilities and no working capital.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DE Acquisition 6, Inc.

 (A Development Stage Company)

Spring, Texas

We have audited the accompanying balance sheets of DE Acquisition 6, Inc.  (a development stage company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended February 29, 2012 and February 28, 2011, and for the period from inception (February 24, 2010) to February 29, 2012 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 6, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations, changes in shareholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

May 24, 2012

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Balance Sheets

	February 29, 2012	February 28, 2011

ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$141	$141
Related party payable	243	243
TOTAL LIABILITIES	384	384

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	6,703	3,792
Deficit accumulated during the development phase	(7,088)	(4,177)
TOTAL SHAREHOLDERS' DEFICIT	(384)	(384)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Statements of Operations

	Year Ended Feb 29, 2012	Year Ended Feb 28, 2011	From Inception (Feb 24, 2010) to Feb 29, 2012

Revenues	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,911	2,859	5,770
General and administrative expenses	-	179	1,318

Net operating loss	(2,911)	(3,038)	(7,088)

NET LOSS	$(2,911)	$(3,038)	$(7,088)

Net loss per share, basic and fully diluted	$(0.29)	$(0.30)
Weighted average number of shares outstanding	10,000	10,000

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Statements of Shareholders' Equity (Deficit)

		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	$1,000

Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	$1	$999	$(1,139)	$(139)

Expenses paid by affiliates				2,793		2,793

Net loss					(3,038)	(3,038)
Balance February 28, 2011		10,000	$1	$3,792	$(4,177)	$(384)
Expenses paid by affiliates				2,911		2,911
Net Loss					(2,911)	(2,911)
Balance February 29, 2012		10,000	$1	$6,703	$(7,088)	$(384)

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

 (A Development Stage Company)

Statements of Cash Flows

	Year Ended Feb 29, 2012	Year Ended Feb 28, 2011	From Inception (Feb 24, 2010) to Feb 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,911)	$ (3,038)	$(7,088)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation			1,000

Changes in operating assets and liabilities:		2	141
Accrued expenses Related party payable		243	243

Net cash used in operating activities	(2,911)	(2,793)	(5,704)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	2,911	2,793	5,704
	-
Net cash provided by financing activities	2,911	2,793	5,704

NET INCREASE / (DECREASE) IN CASH		-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$ -	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$ -	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

(A Development Stage Company)

Notes to Financial Statements

February 29 2012 and 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 29, 2012 nor 2011.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonable assured.

Basic and Diluted Net Loss Per Share

The Company follows Accounting Standards Codification No. 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the year ended February 29, 2012 and 2011, there were no common stock equivalents.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 29, 2012 and 2011 due to the following:

	2012	2011
Estimated tax benefit	$2,764	$1,629
Valuation allowance	(2,764)	(1,629)
Net deferred tax asset	$-	$-

At February 29, 2012, the Company had net operating loss carry- forwards of approximately $7,088 that may be offset against future taxable income through 2025.  No tax benefit has been reported in the February 29, 2012 or 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTION

During the year ended February 29, 2012, the shareholders contributed $2,911 for payment of costs associated with filing fees.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 29, 2012, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at February 29, 2012:

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and director, her age as of December 31, 2009 and his present position.

Name	Age	Position Held with the Company

Ruth Shepley	67	President, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Ruth Shepley, President and Director

Ruth Shepley, age 67, has been the President and sole Director of Financial Broker Relations, Inc. a financial consulting company, since 1998.  In such capacity, she has run the day to day operations of this company which provides business advisory services for small private companies.  Her services specifically include the hiring of employees, administrative advice, business plan development as well as business coaching as needed for their clients.

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

Involvement in Certain Legal Proceedings

To  the best of our knowledge, from inception to February 29, 2012, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they fileTo the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 29, 2012, Ruth Shepley has failed to file on a timely basis the Firms 3, 4 and 5 required by Section 16(a) of the Exchange Act during fiscal year ended February 29, 2012 and 2011.

Code of Ethics

As of February 29, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 29, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ruth Shepley (1)	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2012.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (February 24, 2010) through February 29, 2012.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 29, 2012.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of February 29, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 29, 2012, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of audit fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 24, 2010 to February 29, 2012	$8,000	-	-	-
Year ended February 29, 2012	$4,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31	Certification of President pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an exhibit to the Company's registration statement on Form 10-12G, as filed with the Securities and Exchange Commission on April 6, 2010 and incorporated herein by this reference.

Audited Financial Statements: Page
11	Report of Independent Registered Public Accounting Firm
12	Balance Sheets as of February 29, 2012 and 2011;
13	Statements of Operations for the year ended February 29, 2012 and 2011, and the period from inception (February 24, 2010) to February 29, 2012;
14	Statement of Stockholders’ Equity for period from inception (February 24, 2010) to February 29, 2012;
15	Statements of Cash Flows for the year ended February 29, 2012 and 2011, and the period from inception (February 24, 2010) to February 29, 2012;
16	Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ACQUISITION 6, INC.

By:	/s/ Ruth Shepley
Ruth Shepley, President and Director
May 24, 2012