Form 10-Q
period 2012-08-31
DE Acquisition 6, Inc.
filed 2012-09-25
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DE ACQUISITION 6, INC.

(Exact name of registrant as specified in Charter

Delaware	000-53927	27-2205723
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 25, 2012, 10,000 shares of common stock.

DE ACQUISITION 6, INC.

FORM 10-Q

August 31, 2012

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	08/31/12	02/28/12

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	141	141
Related party payable	243	243

TOTAL LIABILITIES	384	384

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	9,999	6,703
Deficit accumulated during the development phase	(10,384)	(7,088)
TOTAL SHAREHOLDERS' DEFICIT	(384)	(384)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

RESULTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		Inception Feb. 24, 2010 to 8/31/2012
	8/31/2012	8/31/2011	8/31/2012	8/31/2011

Revenues	$-	$-	$-	$-	-

OPERATING EXPENSES
Professional fees	650	527	3,296	1,811	9,066
General and administrative expenses	-	-	-	-	1,318

Net operating loss	(650)	(527)	(3,296)	(1,811)	(10,384)

NET LOSS	$(650)	$(527)	$(3,296)	$(1,811)	(10,384)

Net loss per share, basic and fully diluted	$(0.07)	$(0.05)	$(0.33)	$(0.18)
Weighted average number of shares outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHARHOLDERS’ DEFICIT

 (Unaudited)

		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	1,000
Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates				2,793		2,793
Net loss					(3,038)	(3,038)

Balances, February 28, 2011		10,000	1	3,792	(4,177)	(384)

Expenses paid by affiliates				2,911		2,911
Net loss					(2,911)	(2,911)

Balances, February 29, 2012		10,000	$1	$6,703	$(7,088)	(384)

Expenses paid by affiliates				3,296		3,296
Net loss					(3,296)	(3,296)

Balances, August 31, 2012		10,000	$1	$9,999	$(10,384)	(384)

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended		Inception Feb. 24, 2010 to August 31, 2012
	August 31, 2012	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,296)	$(1,811)	$(10,384)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation		-	1,000

Changes in operating assets and liabilities:
Accrued expenses	-		141
Related party payables	-	-	243

Net cash used in operating activities	(3,296)	(1,811)	(9,000)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Expenses paid by affiliates	3,296	1,811	9,000

Net cash provided by financing activities	3,296	1,811	9,000

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of August 31, 2012, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $10,384 at August 31, 2012, and had a net loss of $3,296 for the six months ended August 31, 2012 and cash used in operations of $3,296 for the six months ended August 31, 2012, with no revenues earned since inception.

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

Results of Operation

We have not had any operating income since inception.  For the six months ended August 31, 2012, we incurred a net loss of $3,296 and since inception we have incurred a net loss of $10,384. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

Liquidity and Capital Resources

At August 31, 2012, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $10,384 from inception, and used $3,296 of cash in operations for the period from February 24, 2010 (inception) to August 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended August 31, 2012 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

DE ACQUISITION 6, INC.
(Registrant)

Date: September 25, 2012	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer