Form 10-Q
period 2013-05-31
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

DE ACQUISITION 6, INC.

(Exact name of registrant as specified in Charter

Delaware	000-53929	27-2205792
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

147 Oak Estates Drive

Conroe, Texas 77384

(Address of Principal Executive Offices)

(832) 813-7240

(Issuer Telephone number)

15 Player Pond Place

The Woodlands, Texas 77382

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 7, 2015, 10,000 shares of common stock.

DE ACQUISITION 6, INC.

FORM 10-Q

May 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 6, INC.

BALANCE SHEETS

(Unaudited)

	05/31/13	02/28/13

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	$1,048	$141
Related party payable	243	243

TOTAL LIABILITIES	1,291	384

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	17,474	15,783
Deficit accumulated during the development phase	(18,766)	(16,168)
TOTAL STOCKHOLDERS’ DEFICIT	(1,291)	(384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements.

3

DE ACQUISITION 6, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2013	2012

Revenues	$-	$-

OPERATING EXPENSES
Professional fees	2,498	2,646
General and administrative expenses	100	0

Net operating loss	(2,598)	(2,646)

NET LOSS	$(2,598)	$(2,646)

Net loss per share, basic and fully diluted	(0.26)	$(0.26)
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,598)	$(2,646)

Adjustments to reconcile net loss with cash used in operations:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	907	-

Net cash used in operating activities	(1,691)	(2,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Expenses paid by affiliates	1,691	2,646
Net cash provided by financing activities	1,691	2,646

Change in cash
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

May 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of May 31, 2013, the Company had not yet commenced any operations.

The Company is a “blank check” company. The United States Securities and Exchange Commission defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issues ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2013, included in the Company’s Annual Report on Form 10-K covering that period.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transaction.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated of $18,766 at May 31, 2013, and had a net loss of $2,598 for the three months ended May 31, 2013 and cash used in operations of $1,691 for the three months ended May 31, 2013, with no revenues earned since inception.

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

Note 4 – Related Party Transactions:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at May 31, 2013 and February 28, 2013, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $1,691and $2,646 for the three-month periods ended May 31, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results and Plan of Operations

We have not had any operating income since inception. For the three months ended May 31, 2013, we incurred a net loss of $2,598 and since inception we have incurred a net loss of $18,766. Expenses were comprised of costs mainly associated with Exchange Act costs.

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

Liquidity and Capital Resources

At May 31, 2013, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company generates no revenues and has a net loss of $2,598 as of May 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended May 31, 2013 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

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

DE ACQUISITION 6, INC.
(Registrant)

Date: December 7, 2015	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer

