Form 10-Q
period 2013-08-31
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

DE ACQUISITION 6, INC.

FORM 10-Q

August 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 6, INC.

BALANCE SHEETS

(Unaudited)

	08/31/13	02/28/13

ASSETS
Cash and equivalents	$-	$-
TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	$2,346	$141
Related party payable	243	243

TOTAL LIABILITIES	$2,589	384

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	18,724	15,783
Deficit accumulated during the development phase	(21,314)	(16,168)
TOTAL STOCKHOLDERS’ DEFICIT	(2,589)	(384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended August 31, 2013 and 2012

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Expenses:
Professional fees	2,548	650	5,046	3,296
General & administrative	-	-	100	-
Total general and administrative expenses	2,548	650	5,146	3,296

Net Operating Loss	(2,548)	(650)	(5,146)	(3,296)
Income taxes	-	-	-	-
Net Loss	$(2,548)	$(650)	$(5,146)	$(3,296)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.25)	$(0.07)	$(0.51)	$(0.33)

Weighted average shares outstanding (basic & diluted)	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended August 31, 2013 and 2012

	Six Months Ended August 31,
	2013	2012

Cash flows from operating activities:
Net Loss	$(5,146)	$(3,296)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	2,205	-
Cash used in operating activities:	(2,941)	(3,296)

Cash flows from financing activities:
Expenses paid by affiliates	2,941	3,296
Cash provided by (used in) financing activities	2,941	3,296

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

August 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of August 31, 2013, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $21,314 at August 31, 2013, and had a net loss of $5,146 for the six months ended August 31, 2013 and cash used in operations of $2,941 for the six months ended August 31, 2013, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position August not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at August 31, 2013 and February 28, 2013, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $1,250 and $2,941 for the three and six-month periods ended August 31, 2013 and $650 and $3,296 for the three and six-month periods ended August 31, 2012, respectively.

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

Results and Plan of Operations

We have not had any operating income since inception. For the three months ended Aug 31, 2013, we incurred a net loss of $2,548 and since inception we have incurred a net loss of $21,314. Expenses are comprised of costs mainly associated with Exchange Act costs.

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

Liquidity and Capital Resources

At August 31, 2013, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has generated no revenue from operations and has a net loss of $5,146 as of August 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended August 31, 2013 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

