Form 10-Q
period 2013-11-30
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

DE ACQUISITION 6, INC.

(Exact name of registrant as specified in Charter

Delaware	000-53929	27-2205792
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

147 Oak Estates Drive

Conroe, Texas 77385

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

DE ACQUISITION 6, INC.

FORM 10-Q

November 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 6, INC.

BALANCE SHEETS

(Unaudited)

As of November 30, 2013 and February 28, 2013

	November 30, 2013	February 28, 2013
	(unaudited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$3,143	$141
Related party payables	243	243
Total liabilities	3,386	384

Stockholders’ deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding	-	-
Common stock-500,000,000 shares authorized $0.0001 par value 10,000 shares issued and outstanding	1	1
Additional paid-in capital	18,974	15,783
Accumulated deficit	(22,361)	(16,168)
Total stockholders’ deficit	(3,386)	(384)

Total Liabilities & Stockholders’ Deficit	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended November 30, 2013 and 2012

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Expenses:
Professional fees	1,047	650	6,093	3,946
General & administrative	-	-	100	-
Total general and administrative expenses	1,047	650	6,193	3,946

Net Operating Loss	(1,047)	(650)	(6,193)	(3,946)
Income taxes	-	-	-	-
Net Loss	$(1,047)	$(650)	$(6,193)	$(3,946)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.10)	$(0.07)	$(0.62)	$(0.39)

Weighted average shares outstanding (basic & diluted)	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended November 30, 2013 and 2012

	Nine Months Ended November 30,
	2013	2012

Cash flows from operating activities:
Net Loss	$(6,193)	$(3,946)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	3,002	-
Cash used in operating activities:	(3,191)	(3,946)

Cash flows from financing activities:
Expenses paid by affiliates	3,191	3,946
Cash provided by (used in) financing activities	3,191	3,946

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

November 30, 2013

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of November 30, 2013, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $22,361 at November 30, 2013, and had a net loss of $6,193 for the nine months ended November 30, 2013 and cash used in operations of $3,191 for the nine months ended November 30, 2013, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position November not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at November 30, 2013 and February 28, 2013, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $250 and $3,191 for the three and nine-month periods ended November 30, 2013 and $650 and $3,946 for the three and nine-month periods ended November 30, 2012, respectively.

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

Results and Plan of Operations

We have not had any operating income since inception.  For the three months ended November 30, 2013, we incurred a net loss of $1,047 and for the nine months ended November 30, 2013 we have incurred a net loss of $6,193. Expenses were comprised of costs mainly associated with Exchange Act costs.

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

Liquidity and Capital Resources

At November 30, 2013, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $22,361 for the period ended November 30, 2013 and used $3,191 of cash in operations for the period ended November 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25. addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended November 30, 2013 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

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

