Form 10-K
period 2014-02-28
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53929

DE ACQUISITION 6, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

147 Oak Estates Drive, Conroe, Texas	77384
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (832) 813-7240

Securities registered under Section 12(b) of the Exchange Act:

Title of each class of common stock	Name of each exchange on which registered
None	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,000 as of December 7, 2015.

PART I

Item 1. Business

Company Overview

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of February 28, 2014, the Company had not yet commenced any operations.

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

Our Business

Our company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is being undertaken by or under the supervision of our President, Secretary and Treasurer, Ms. Ruth Shepley. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We do not have a trading symbol, and our Common Stock is not trading on any stock exchange. We are not aware of any market activity in our stock since its inception and through the date of this filing.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2014, we had 10,000 shares of our common stock issued and outstanding, held by our President, Secretary and Treasurer, Ms. Ruth Shepley.

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

Results of Operations for the years ended February 28, 2014 and 2013

We have not earned any revenues since our inception on February 24, 2010. We do not anticipate earning revenues until such a time that we will be able to enter into a business combination.

We incurred operating expenses in the amount of $8,013 for the year ended February 28, 2014, compared with $9,080, for the year ended February 28, 2013. The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings.

At February 28, 2014, the Company had net operating loss carry- forwards of approximately $24,181 that may be offset against future taxable income through 2026. No tax benefit has been reported in the February 28, 2014 or February 28, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

As of February 28, 2014, we had no current assets, no liabilities and no working capital. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include seeking a merger with an existing operating company.

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

Recently Issued Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. In the year ended February 28, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DE Acquisition 6, Inc.

The Woodlands, Texas

We have audited the accompanying balance sheets of DE Acquisition 6, Inc. (the “Company”) as of February 28, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 6, Inc. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

December 7, 2015

DE ACQUISITION 6, INC.

Balance Sheets

As of February 28, 2014 and 2013

	February 28, 2014	February 28, 2013
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$4,963	$141
Related party payables	243	243
Total liabilities	5,206	384

Stockholders’ deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding	-	-
Common stock-500,000,000 shares authorized $0.0001 par value 10,000 shares issued and outstanding	1	1
Additional paid-in capital	18,974	15,783
Accumulated deficit	(24,181)	(16,168)
Total stockholders’ deficit	(5,206)	(384)

Total Liabilities & Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

Statements of Operations

For the Years Ended February 28, 2014 and 2013

	Years Ended February 28,
	2014	2013

Revenue	$-	$-

Expenses:
Professional fees	7,913	9,080
General & administrative	100	-
Total general and administrative expenses	8,013	9,080

Net Operating Loss	(8,013)	(9,080)
Income taxes	-	-
Net Loss	$(8,013)	$(9,080)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.80)	$(0.91)

Weighted average shares outstanding (basic & diluted)	10,000	10,000

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

Statements of Shareholders’ Equity (Deficit)

For the Years Ended February 28

	Common Stock				Total
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at February 29, 2012	10,000	1	6,703	(7,088)	(384)
Expenses paid by affiliates	-	-	9,080	-	9,080
Net Loss	-	-	-	(9,080)	(9,080)
Balance at February 28, 2013	10,000	$1	$15,783	$(16,168)	$(384)
Expenses paid by affiliates	-	-	3,191	-	3,191
Net Loss	-	-	-	(8,013)	(8,013)
Balance at February 28, 2014	10,000	$1	$18,974	$(24,181)	$(5,206)

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

Statements of Cash Flows

For the Years Ended February 28, 2014 and 2013

	Years Ended February 28,
	2014	2013

Cash flows from operating activities:
Net Loss	$(8,013)	$(9,080)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	4,822	-
Cash used in operating activities:	(3,191)	(9,080)

Cash flows from financing activities:
Expenses paid by affiliates	3,191	9,080
Cash provided by (used in) financing activities	3,191	9,080

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

Notes to Financial Statements

February 28, 2014 and February 28, 2013

NOTE 1 – NATURE OF ORGANIZATION

Business and Organization

DE Acquisition 6, Inc., (“we”, “our” or the “Company”), was incorporated in Delaware on February 24, 2010. The Company is 100% owned by the Ruth Shepley. The financial statements presented represent only those transactions of DE Acquisition 6, Inc. The Company is looking to merge with or acquire an existing company or acquire the technology to begin operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 28, 2014 or 2013.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Basic and Diluted Net Loss Per Share

The Company follows Accounting Standards Codification No. 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. For the years ended February 28, 2014 and 2013, there were no common stock equivalents.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management’s plans include seeking a merger with an existing operating company.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 28, 2014 and 2013 due to the following:

	2014	2013
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$9,431	$6,306
Less valuation allowance	(9,431)	(6,306)
Net deferred	$-	$-

At February 28, 2014, the Company had net operating loss carry- forwards of approximately $3,125 that may be offset against future taxable income through 2026. No tax benefit has been reported in the February 28, 2014 or February 28, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTION

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at February 28, 2014 and February 28, 2013, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $3,191and $9,080 for the years ended February 28, 2014 and 2013, respectively.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2014, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at February 28, 2014:

No segregation of duties - We have only one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and director, her age as of February 28, 2014, and her present position.

Name	Age	Position Held with Company

Ruth Shepley	69	President, Secretary and Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, from inception to February 28, 2014, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2014, Ruth Shepley has failed to file on a timely basis the Firms 3, 4 and 5 required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2014 and February 28, 2013.

Code of Ethics

As of February 28, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2014 and February 28, 2013.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ruth Shepley (1)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

(1)	Ms. Shepley is the President, and Director.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2014.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (February 24, 2010) through February 28, 2014.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2014.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of February 28, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 28, 2014, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Ruth Shepley 15 Player Pond Place The Woodlands, Texas	Common Stock	10,000	100%
DIRECTORS AND OFFICERS – TOTAL		10,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

We utilize the office space and equipment of our management at no cost.

On February 24, 2010, 10,000 shares were issued to Ruth Shepley, our sole officer and director.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

We have not:

●	established our own definition for determining whether our director and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company; nor,

●	established any committees of the Board of Directors.

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

●	its own Board of Directors,

●	its own definition of ‘independent” as related to directors and nominees for directors,

●	committees that will be suitable for its operations after the Company consummates a business combination.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 24, 2010 to February 28, 2014	$8,000	-	-	-
Year ended February 28, 2014	$4,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31	Certification of President pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-12G, as filed with the Securities and Exchange Commission on April 6, 2010 and incorporated herein by this reference.

Audited Financial Statements:

Page
11	Report of Independent Registered Public Accounting Firm
12	Balance Sheets as of February 28, 2014and February 28, 2013;
13	Statements of Operations for the year ended February 28, 2014 and February 28, 2013, and the period from inception (February 24, 2010) to February 28, 2014;
14	Statement of Stockholders’ Equity for period from inception (February 24, 2010) to February 28, 2014;
15	Statements of Cash Flows for the year ended February 28, 2014 and February 28, 2013, and the period from inception (February 24, 2010) to February 28, 2014;
16	Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ACQUISITION 6, INC.

By:	/s/ Ruth Shepley
Ruth Shepley, President and Director
December 7, 2015

