Form 10-Q
period 2014-11-30
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

DE ACQUISITION 6, INC.

FORM 10-Q

November 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 6, INC.

BALANCE SHEETS

(Unaudited)

As of November 30, 2014 and February 28, 2014

	November 30, 2014	February 28, 2014
	(unaudited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$3,282	$4,963
Related party payables	243	243
Total liabilities	3,525	5,206

Stockholders’ deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding
Common stock-500,000,000 shares authorized $0.0001 par value 10,000 shares issued and outstanding	1	1
Additional paid-in capital	22,741	18,974
Accumulated deficit	(26,266)	(24,181)
Total stockholders’ deficit	(3,525)	(5,206)

Total Liabilities & Stockholders’ Deficit	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended November 30, 2014 and 2013

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Expenses:
Professional fees	468	1,047	1,985	6,093
General & administrative	-	-	100	100
Total general and administrative expenses	468	1,047	2,085	6,193

Net Operating Loss	(468)	(1,047)	(2,085)	(6,193)
Income taxes	-	-	-	-
Net Loss	$(468)	$(1,047)	$(2,085)	$(6,193)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.05)	$(0.10)	$(0.21)	$(0.62)

Weighted average shares outstanding (basic & diluted)	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended November 30, 2014 and 2013

	Nine Months Ended November 30,
	2014	2013

Cash flows from operating activities:
Net Loss	$(2,085)	$(6,193)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	(1,681)	3,002
Cash used in operating activities:	(3,766)	(3,191)

Cash flows from financing activities:
Expenses paid by affiliates	3,766	3,191
Cash provided by (used in) financing activities	3,766	3,191

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

November 30, 2013

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of November 30, 2014, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $26,266 at November 30, 2014, and had a net loss of $2,085 for the nine months ended November 30, 2014 and cash used in operations of $3,766 for the nine months ended November 30, 2014, with no revenues earned since inception.

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

Note 4 – Related Party Transactions:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at November 30, 2014 and February 28, 2014, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $(1) and $3,766 for the three and nine-month periods ended November 30, 2014 and $250 and $3,191 for the three and nine-month periods ended November 30, 2013, respectively.

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

Results and Plan of Operations

We have not had any income since inception. For the three months ended November 30, 2013, we incurred a net loss of $468 and have an accumulated deficit of $26,266. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

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

Results of Operation

We have not had any operating income since inception. For the three months ended November 30, 2013, we incurred a net loss of 468 and as an accumulated deficit of $26,266. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

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

As reflected in the accompanying financial statements, the Company has no income from operations and has a net loss of $2,085 for the nine months ended, and used $3,766 of cash in operations for the period ended November 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

