Form 10-K
period 2015-02-28
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53929

DE ACQUISITION 6, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

147 Oak Estates Drive	77384
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (832) 813-7240

Securities registered under Section 12(b) of the Exchange Act:

Title of each class of common stock	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I

Item 1. Business

Company Overview

DE Acquisition 6, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of February 28, 2015, the Company had not yet commenced any operations.

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

Holders of Our Common Stock

As of February 28, 2015, we had 10,000 shares of our common stock issued and outstanding, held by our President, Secretary and Treasurer, Ms. Ruth Shepley.

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

Results of Operations for the years ended February 28, 2015 and February 28, 2014, 2013

We have not earned any revenues since our inception on February 24, 2010. We do not anticipate earning revenues until such a time that we will be able to enter into a business combination.

We incurred operating expenses in the amount of $2,554 for the year ended February 28, 2015, compared with $8,013 for the year ended February 28, 2014. The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings. The entire amount was attributable to general and administrative expenses.

At February 28, 2015, the Company had net operating loss carry- forwards of approximately $26,735 that may be offset against future taxable income through 2027. No tax benefit has been reported in the February 28, 2015 or February 28, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

As of February 28, 2015, we had no current assets, no liabilities and no working capital. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DE Acquisition 6, Inc.

(A Development Stage Company)

The Woodlands, Texas

We have audited the accompanying balance sheets of DE Acquisition 6, Inc. (a development stage company) (the “Company”) as of February 28, 2015 and February 28, 2014, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended February 28, 2015 and February 28, 2014, and for the period from inception (February 24, 2010) to February 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 6, Inc. as of February 28, 2015 and February 28, 2014, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

December 7, 2015

DE ACQUISITION 6, INC.

(A Development Stage Company)

Balance Sheets

As of February 28, 2015 and 2014

	February 28, 2015	February 28, 2014
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$3,750	$4,963
Related party payables	243	243
Total liabilities	3,993	5,206

Stockholders’ deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding	-	-
Common stock-500,000,000 shares authorized $0.0001 par value
10,000 shares issued and outstanding	1	1
Additional paid-in capital	22,741	18,974
Accumulated deficit	(26,735)	(24,181)
Total stockholders’ deficit	(3,993)	(5,206)

Total Liabilities & Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended February 28, 2015 and 2014

	Years Ended February 28,
	2015	2014

Revenue	$-	$-

Expenses:
Professional fees	2,454	7,913
General & administrative	100	100
Total general and administrative expenses	2,554	8,013

Net Operating Loss	(2,554)	(8,013)
Income taxes	-	-
Net Loss	$(2,554)	$(8,013)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.26)	$(0.80)

Weighted average shares outstanding (basic & diluted)	10,000	10,000

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

For the Years Ended February 28

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at February 28, 2013	10,000	$1	$15,783	$(16,168)	$(384)
Expenses paid by affiliates	-	-	3,191	-	3,191
Net Loss	-	-	-	(8,013)	(8,013)
Balance at February 28, 2014	10,000	$1	$18,974	$(24,181)	$(5,206)
Expenses paid by affiliates	-	-	3,767	-	3,767
Net Loss	-	-	-	(2,554)	(2,554)
Balance at February 28, 2015	10,000	$1	$22,741	$(26,735)	$(3,993)

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended February 28, 2015 and 2014

	Years Ended February 28,
	2015	2014

Cash flows from operating activities:
Net Loss	$(2,554)	$(8,013)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	(1,213)	4,822
Cash used in operating activities:	(3,767)	(3,191)

Cash flows from financing activities:
Expenses paid by affiliates	3,767	3,191
Cash provided by (used in) financing activities	3,767	3,191

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DE ACQUISITION 6, INC.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2015 and February 28, 2014

NOTE 1 - NATURE OF ORGANIZATION

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 28, 2015 or 2014.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Basic and Diluted Net Loss Per Share

The Company follows Accounting Standards Codification No. 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. For the years ended February 28, 2015 and 2014, there were no common stock equivalents.

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

NOTE 4 - COMMON STOCK

Holders of shares of common stock, the only class of stock registered under the Company’s Form 10-12G, shall be entitled to cast one vote for each common share held at all stockholders meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

On February 24, 2010, the Company issued 10,000 shares to Ruth Shepley.

NOTE 5 - INCOME TAXES

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 28, 2015 and 2014 due to the following:

	2015	2014
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$10,337	$9,341
Less valuation allowance	(10,337)	(9,341)
Net deferred	$-	$-

At February 28, 2015, the Company had net operating loss carry- forwards of approximately $996 that may be offset against future taxable income through 2027. No tax benefit has been reported in the February 28, 2015 or February 28, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6- RELATED PARTY TRANSACTION:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at February 28, 2015 and February 28, 2014, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $3,767 and $3,191 for the years ended February 28, 2015 and 2014, respectively.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2015, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at February 28, 2015:

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and director, her age as of February 28, 2015, and her present position.

Name	Age	Position Held with Company

Ruth Shepley	69	President, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Ruth Shepley, President and Director

Ruth Shepley, age 67, has been the President and sole Director of Financial Broker Relations, Inc. a financial consulting company, since 1998. In such capacity, she has run the day to day operations of this company which provides business advisory services for small private companies. Her services specifically include the hiring of employees, administrative advice, business plan development, as well as business coaching as needed for their clients.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, from inception to February 28, 2015, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2015, Ruth Shepley has failed to file on a timely basis the Firms 3, 4 and 5 required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2015 and February 28, 2014.

Code of Ethics

As of February 28, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2015 and February 28, 2014.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ruth Shepley (1)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

(1)	Ms. Shepley is the President, and Director.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2015.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us through February 28, 2014 and 2015.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2015.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of February 28, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 28, 2015, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

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

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 24, 2010 to February 28, 2015	$8,000	-	-	-
Year ended February 28, 2015	$4,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31	Certification of President pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-12G, as filed with the Securities and Exchange Commission on April 6, 2010 and incorporated herein by this reference.

Audited Financial Statements:

Page

11	Report of Independent Registered Public Accounting Firm

12	Balance Sheets as of February 28, 2015 and February 28, 2014;

13	Statements of Operations for the year ended February 28, 2015 and February 28, 2014, and the period from inception (February 24, 2010) to February 28, 2015;

14	Statement of Stockholders’ Equity for period from inception (February 24, 2010) to February 28, 2015;

15	Statements of Cash Flows for the year ended February 28, 2015 and February 28, 2014, and the period from inception (February 24, 2010) to February 28, 2015;

16	Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ACQUISITION 6, INC.

By:	/s/ Ruth Shepley
Ruth Shepley, President and Director
December 7, 2015

