Form 10-Q
period 2015-05-31
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

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

DE ACQUISITION 6, INC.

FORM 10-Q

May 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 6, INC.

BALANCE SHEETS

(Unaudited)

As of May 31, 2015 and February 28, 2015

	May 31, 2015	February 28, 2015
	(unaudited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$4,899	$3,750
Related party payables	243	243
Total liabilities	5,142	3,993

Stockholders’ deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding	-	-
Common stock-500,000,000 shares authorized $0.0001 par value 10,000 shares issued and outstanding	1	1
Additional paid-in capital	22,741	22,741
Accumulated deficit	(27,884)	(26,735)
Total stockholders’ deficit	(5,142)	(3,993)

Total Liabilities & Stockholders’ Deficit	$0	$0

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended May 31, 2015 and 2014

	Three Months Ended May 31,
	2015	2014

Revenue	$-	$-

Expenses:
Professional fees	469	1,048
General & administrative	680	100
Total general and administrative expenses	1,149	1,148

Net Operating Loss	(1,149)	(1,148)
Income taxes	-	-
Net Loss	$(1,149)	$(1,148)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.11)	$(0.11)

Weighted average shares outstanding (basic & diluted)	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended May 31, 2015 and 2014

	Three Months Ended May 31,
	2015	2014

Cash flows from operating activities:
Net Loss	$(1,149)	$(1,148)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	1,149	1,048
Cash used in operating activities:	-	(100)

Cash flows from financing activities:
Expenses paid by affiliates	-	100
Cash provided by (used in) financing activities	-	100

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

May 31, 2015

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of May 31, 2015, the Company had not yet commenced any operations.

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

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2015, included in the Company’s Annual Report on Form 10-K covering that period.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transaction.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $27,884 at May 31, 2015, and had a net loss of $1,149 for the three months ended May 31, 2015 and cash used in operations of $0 for the three months ended May 31, 2015, with no revenues earned since inception.

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

Note 4 – Related Party Transactions:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at May 31, 2015 and February 28, 2015 do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $0 and $100 for the three-month periods ended May 31, 2015 and 2014, respectively.

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

Results and Plan of Operations

We have had no income for the period. For the three months ended May 31, 2015, we incurred a net loss of $1,149 . Expenses were comprised of fees associated with Exchange Act costs.

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

Liquidity and Capital Resources

At May 31, 2015, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has no income from operations and has a net loss of $1,149 for the period, and has no cash in operations for the period. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Pronouncements

The company has limited operations and is considered to be in the development stage. In the year ended February 28, 2015, the Company has elected to early adopt Accounting Standards Update No. 2015-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended May 31, 2015 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

