Form 10-Q
period 2015-08-31
DE Acquisition 6, Inc.
filed 2015-12-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

DE ACQUISITION 6, INC.

FORM 10-Q

August 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 6, INC.

BALANCE SHEETS

(Unaudited)

As of August 31, 2015 and February 28, 2015

	August 31, 2015	February 28, 2015
	(unaudited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$5,368	$3,750
Related party payables	243	243
Total liabilities	5,611	3,993

Stockholders’ deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding	-	-
Common stock-500,000,000 shares authorized $0.0001 par value 10,000 shares issued and outstanding	1	1
Additional paid-in capital	22,741	22,741
Accumulated deficit	(28,353)	(26,735)
Total stockholders’ deficit	(5,611)	(3,993)

Total Liabilities & Stockholders’ Deficit	$0	$0

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended August 31, 2015 and 2014

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses:
Professional fees	469	468	938	1,517
General & administrative	-	-	680	100
Total general and administrative expenses	469	468	1,618	1,617

Net Operating Loss	(469)	(468)	(1,618)	(1,617)
Income taxes	-	-	-	-
Net Loss	$(469)	$(468)	($1,618)	$(1,617)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.05)	$(0.05)	$(0.16)	$(0.16)

Weighted average shares outstanding (basic & diluted)	10,000	10,000	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 6, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended August 31, 2015 and 2014

	Six Months Ended August 31,
	2015	2014

Cash flows from operating activities:
Net Loss	$(1,618)	$(1,617)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	1,618	(2,150)
Cash used in operating activities:	-	(3,767)

Cash flows from financing activities:
Expenses paid by affiliates	-	3,767
Cash provided by (used in) financing activities	-	3,767

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 6, INC.

August 31, 2015

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 6, Inc. (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of August 31, 2015, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $28,353 at August 31, 2015, and had a net loss of $1,618 for the six months ended August 31, 2015 and cash used in operations of $0 for the six months ended August 31, 2015, with no revenues earned since inception.

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

Note 4- Related Party Transactions:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at August 31, 2015 and February 28, 2015, do not carry interest and are due upon demand. Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $0 and $0 for the three and six-month periods ended August 31, 2015 and $3,667 and $3,767 for the three and six-month periods ended August 31, 2014, respectively.

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

Results and Plan of Operations

We have not had any income since inception. For the three months ended Aug 31, 2015, we incurred a net loss of $469 and have an accumulated deficit of $28,353. Expenses were comprised of costs mainly associated with Exchange Act costs.

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

Liquidity and Capital Resources

At August 31, 2015, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company no income from operations and has a net loss of $1,618 for the six months ended, and used no cash in operations for the period ended August 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended August 31, 2015 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

