Form 10-Q
period 2015-11-30
FISION Corp
filed 2016-01-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

FISION CORPORATION

(Exact name of registrant as specified in Charter)

Delaware	000-53929	27-2205792
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

430 First Avenue North

Minneapolis, Minnesota

(Address of Principal Executive Offices)

___________________

(612) 927-3700

(Issuer Telephone number)

___________________

DE Acquisition 6, Inc.

15 Player Pond Place

The Woodlands, Texas 77382

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2016, 29,145,090 shares of common stock.

FISION Corporation

(f/k/a DE Acquisition 6, Inc.)

FORM 10-Q

November 30, 2015

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Control and Procedures	11

PART II -- OTHER INFORMATION

Item 1. Financial Statements

FISION Corporation (f/k/a DE Acquisition 6, Inc.)
Balance Sheets (unaudited)
As of November 30, 2015 and February 28, 2015

	November 30, 2015	February 28, 2015
	(unaudited)
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses	$11,500	$3,750
Related party payables	243	243
Total liabilities	11,743	3,993

Stockholders' deficit:
Preferred stock 20,000,000 authorized $0.0001 par value; no shares issued and outstanding
Common stock-500,000,000 shares authorized $0.0001 par value
10,000 shares issued and outstanding	1	1
Additional paid-in capital	26,430	22,741
Accumulated deficit	(38,174)	(26,735)
Total stockholders' deficit	(11,743)	(3,993)

Total Liabilities & Stockholders' Deficit	$-	$-

See accompanying notes to unaudited interim financial statements.

FISION Corporation (f/k/a DE Acquisition 6, Inc.)
Statements of Operations
For the Three and Nine Months Ended November 30, 2015 and 2014
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses:
Professional fees	5,812	468	6,750	1,985
General & administrative	4,009	-	4,689	100
Total general and administrative expenses	9,821	468	11,439	2,085

Net Operating Loss	(9,821)	(468)	(11,439)	(2,085)
Income taxes	-	-	-	-
Net Loss	$(9,821)	$(468)	$(11,439)	$(2,085)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.98)	$(0.05)	$(1.14)	$(0.21)

Weighted average shares outstanding (basic & diluted)	10,000	10,000	10,000	10,000

See accompanying notes to unaudited interim financial statements.

FISION Corporation (f/k/a DE Acquisition 6, Inc.)
Statements of Cash Flows
For the Nine Months Ended November 30, 2015 and 2014
(unaudited)

	Nine Months Ended November 30,
	2015	2014

Cash flows from operating activities:
Net Loss	$(11,439)	$(2,085)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in net assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	7,750	(1,681)
Cash used in operating activities:	(3,689)	(3,766)

Cash flows from financing activities:
Expenses paid by affiliates	3,689	3,766
Cash provided by (used in) financing activities	3,689	3,766

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-

See accompanying notes to unaudited interim financial statements.

FISION CORPORATION

(f/k/a DE Acquisition 6, Inc.)

November 30, 2015

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Formation and Background

DE Acquisition 6, Inc. (the "Company") was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business. As of November 30, 2015, the Company had not yet commenced any operations. Effective December 7, 2015, the Company approved, through unanimous vote of the directors and shareholder of the Corporation, the change of the Corporation's name to FISION Corporation. The Corporation filed an Amendment to the Articles of Incorporation with the State of Delaware reflecting such change.

On December 8, 2015, Fision Holdings, Inc., a Minnesota corporation (the "Company" or "Fision") entered into an Agreement and Plan of Merger (the " Merger Agreement") with FISION Corporation, formerly DE Acquisition 6, Inc., a Delaware corporation ("FISION DE"), and DE6 Newco Inc., a Minnesota corporation ("Newco") as a wholly-owned subsidiary of FISION DE, providing for the merger of Newco with and into Fision (the "Merger"), and resulting in Fision surviving the Merger as a wholly-owned subsidiary of FISION DE. The Merger Agreement was approved by Fision's Board of Directors and shareholders and by FISION DE as sole shareholder of Newco and Newco's Board of Directors pursuant to Minnesota law, and by the Board of Directors of FISION DE pursuant to Delaware law. The Merger was closed and became effective on December 28, 2015.

At the effective time of the Merger, each share of Fision common stock issued and outstanding immediately prior to the effective time of the Merger (except for any stockholders who properly exercised and perfected dissenting appraisal rights under Minnesota law) was converted automatically into the right to receive one share of common stock of FISION DE. All derivative securities of Fision exercisable, convertible or exchangeable into its common stock were also exchanged for similar derivative securities of FISION DE based upon equivalent share amounts, exercise or conversion prices, and other terms as existed under the pre-merger derivative Fision securities.

After the effective time of the Merger, the pre-Merger shareholders of FISION DE plus holders of reserved derivative shares of FISION DE represent five and one-half percent (5.5%) of its post-Merger outstanding common shares and reserved derivative shares; and the pre-Merger shareholders of Fision plus holders of reserved derivative shares of Fision represent ninety-four and one-half percent (94.5%) of the post-Merger outstanding common shares and reserved derivative shares of FISION DE. Following the Merger, 29,145,090 common shares of FISION DE are outstanding, including 300,000 common shares owned by pre-Merger shareholders of FISION DE and 28,845,090 common shares owned by pre-Merger shareholders of Fision. In addition, a total of 7,224,201 common shares of FISION DE have been reserved for exercise, conversion or exchange of stock options, warrants, convertible debt and any other derivative securities resulting from the Merger, including 1,700,311 shares reserved for pre-Merger FISION DE derivative securities and 5,523,890 shares reserved for pre-Merger Fision derivative securities.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended February 28, 2015, included in the Company's Annual Report on Form 10-K covering that period.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $38,174 at November 30, 2015, and had a net loss of $11,439 for the nine months ended November 30, 2015 and cash used in operations of $(3,689) for the nine months ended November 30, 2015, with no revenues earned since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company's cash position November not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions and Balances

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by the sole shareholder. The unreimbursed items totaled $243 at November 30, 2015 and February 28, 2015, do not carry interest and are due upon demand.

Current costs of regulatory compliance paid by the sole shareholder are accounted for as additional paid-in capital and amounted to $3,689 for the three and nine-month periods ended November 30, 2015 and $0 and $3,766 for the three and nine-month periods ended November 30, 2014, respectively.

Note 5 – Subsequent events:

On December 8, 2015, Fision entered into an Agreement and Plan of Merger (the " Merger Agreement") with FISION Corporation, formerly DE Acquisition 6, Inc., a Delaware corporation, and DE6 Newco Inc., a Minnesota corporation as a wholly-owned subsidiary of FISION DE, providing for the merger of Newco with and into Fision, and resulting in Fision surviving the Merger as a wholly-owned subsidiary of FISION DE. The Merger Agreement was approved by Fision's Board of Directors and shareholders and by FISION DE as sole shareholder of Newco and Newco's Board of Directors pursuant to Minnesota law, and by the Board of Directors of FISION DE pursuant to Delaware law. The Merger was closed and became effective on December 28, 2015.

At the effective time of the Merger, each share of Fision common stock issued and outstanding immediately prior to the effective time of the Merger (except for any stockholders who properly exercised and perfected dissenting appraisal rights under Minnesota law) was converted automatically into the right to receive one share of common stock of FISION DE. All derivative securities of Fision exercisable, convertible or exchangeable into its common stock were also exchanged for similar derivative securities of FISION DE based upon equivalent share amounts, exercise or conversion prices, and other terms as existed under the pre-merger derivative Fision securities.

After the effective time of the Merger, the pre-Merger shareholders of FISION DE plus holders of reserved derivative shares of FISION DE represent five and one-half percent (5.5%) of its post-Merger outstanding common shares and reserved derivative shares; and the pre-Merger shareholders of Fision plus holders of reserved derivative shares of Fision represent ninety-four and one-half percent (94.5%) of the post-Merger outstanding common shares and reserved derivative shares of FISION DE. Following the Merger, 29,145,090 common shares of FISION DE are outstanding, including 300,000 common shares owned by pre-Merger shareholders of FISION DE and 28,845,090 common shares owned by pre-Merger shareholders of Fision. In addition, a total of 7,224,201 common shares of FISION DE have been reserved for exercise, conversion or exchange of stock options, warrants, convertible debt and any other derivative securities resulting from the Merger, including 1,700,311 shares reserved for pre-Merger FISION DE derivative securities and 5,523,890 shares reserved for pre-Merger Fision derivative securities. Accordingly, the Merger resulted in a change in control of the Company.

Upon effectiveness of the Merger, Fision business plan became the business plan of the Company. Upon completion of the Merger, the management of the Company resigned and the management of Fision became the management of the Company. Accordingly, the merger is being accounted for as a reverse merger and recapitalization of Fision into the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On December 8, 2015, Fision entered into an Agreement and Plan of Merger (the " Merger Agreement") with FISION Corporation, formerly DE Acquisition 6, Inc., a Delaware corporation, and DE6 Newco Inc., a Minnesota corporation as a wholly-owned subsidiary of FISION DE, providing for the merger of Newco with and into Fision, and resulting in Fision surviving the Merger as a wholly-owned subsidiary of FISION DE. The Merger Agreement was approved by Fision's Board of Directors and shareholders and by FISION DE as sole shareholder of Newco and Newco's Board of Directors pursuant to Minnesota law, and by the Board of Directors of FISION DE pursuant to Delaware law. The Merger was closed and became effective on December 28, 2015.

After the effective time of the Merger, the pre-Merger shareholders of FISION DE plus holders of reserved derivative shares of FISION DE represent five and one-half percent (5.5%) of its post-Merger outstanding common shares and reserved derivative shares; and the pre-Merger shareholders of Fision plus holders of reserved derivative shares of Fision represent ninety-four and one-half percent (94.5%) of the post-Merger outstanding common shares and reserved derivative shares of FISION DE Accordingly, the Merger represents a change in control of the Company.

Prior to the merger we did not engage in any business activities that provide cash flow.

We have negative working capital, negative stockholders' equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Until the merger with Fision we were devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and achieve profitable operations.

Before the merger we were in search of a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, we were also in search of a business combination involving the acquisition of, or merger with, a company which did not need substantial additional capital, but which desired to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors had not had any discussions with any representative of any other entity regarding a business combination before the combination with Fision.

This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Overview and Financial Condition

During all periods included in this Quarterly Report, our Company has not had significant operations. As of the date of this report, our ongoing operations consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations and related accounting, auditing and legal fees.

Results of Operation

We have not had any operating income since inception. For the three months ended November 30, 2015, we incurred a net loss of $9,821 and have incurred an accumulated deficit of $38,174. Expenses for the nine months ended were comprised of costs mainly associated with accounting and filings fees.

Liquidity and Capital Resources

At November 30, 2015, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. However, our shareholders are under no obligation to provide such funding.

As reflected in the accompanying financial statements, the Company had no income from operations and has a net loss of$11,439 for the ninemonths ended, and used $3,689 cash in operations for the period ended November 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to complete the merger and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recent Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our sole executive officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's authorized capital stock consists of 520,000,000 shares, of which 500,000,000 are common stock with a par value of $0.0001 per share, and of which 20,000,000 are preferred stock with a par value of $0.0001 per share. We have 29,145,090 Common Shares issued and outstanding as of the date of this filing, and to date, no Preferred Shares have been issued.

(A) Common Stock

All shares of our Common Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and nonassessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore.

(B) Preferred Stock

The Board of Directors of the Company has the authority to designate one or more series of preferred stock with such voting powers, if any, and with such rights, preferences and privileges as the Board of Directors shall determine.

(C) Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore. No dividend has been paid on the Company's common stock since inception, and none is contemplated in the foreseeable future.

(D) Transfer Agent

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31	Section 302 Certification by the Corporation's Principal Executive Officer and Principal Financial and Accounting Officer *

32	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial and Accounting Officer *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION CORPORATION
(Registrant)

Date: January 15, 2016	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

