Form 10-K
period 2015-12-31
FISION Corp
filed 2016-04-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

430 First Avenue North, Suite 620 Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

(612) 927-3700

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (#232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter: $2,540,779 on June 30, 2015.

Indicate the number of the registrant's shares of common stock outstanding, as of the latest practicable date: 30,782,521 shares of common stock are outstanding as of March 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

Special Note Regarding Forward-Looking Statements

There are many statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by terminology such as "believe," "may," "intend," "plan," "will," "expect," estimate," "strategy," and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control, and many of these risks are discussed herein under the section entitled "Risk Factors." Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ITEM 1 BUSINESS

Background-- The Company was incorporated in Delaware in 2010 under the name DE Acquisition 6, Inc. The Company had no active business operations until December 2015 when it merged with Fision Holdings, Inc., an operating Minnesota corporation which is now its wholly-owned subsidiary (the "Merger"). Shortly preceding the Merger, the Company changed its corporate name in Delaware to FISION Corporation. Prior to the Merger, there were no material relationships that existed between the officers, directors and affiliates of FISION Corporation, the parent Delaware corporation, and the officers, directors and affiliates of Fision Holdings, Inc., now our wholly-owned Minnesota subsidiary corporation. The Merger became effective on December 28, 2015.

When used in this report, the terms "Fision," "we," "us," and "our," refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation. The term "the Company" refers to the Delaware corporation prior to the Merger and to the combined Delaware and Minnesota corporations after the Merger.

At the effective time of the Merger, each common share of Fision Holdings, Inc., the Minnesota corporation, was converted automatically into one share of common stock of FISION Corporation, the Delaware corporation. In addition, all pre-merger outstanding derivative securities of the Minnesota corporation that were exercisable, convertible or exchangeable into its common stock were exchanged automatically for similar derivative securities of the Delaware corporation based upon equivalent share amounts, exercise or conversion prices, and other terms as existed under the pre-merger derivative securities of the Minnesota corporation.

As a result of the Merger, pre-merger shareholders plus pre-merger holders of derivative securities of the Delaware corporation now own less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved stock for derivative securities. Also effective with the closing of the Merger, the former sole officer and sole director of the Delaware corporation resigned from all management positions, and the following persons were appointed to serve for the parent FISION Corporation immediately in the following capacities:

Name	Position

Michael Brown	Chief Executive Officer (CEO), Board Chairman and Director

Garry Lowenthal	Executive Vice President, Chief Financial Officer (CFO) and Director

Messrs. Brown and Lowenthal formerly held and currently hold the same management positions with our operating subsidiary Minnesota corporation.

The Merger did not involve a public offering of our securities, and accordingly our common stock and derivative securities issued or to be issued incident to the Merger were not registered under the Securities Act of 1933 in reliance upon an exemption from such registration. Accordingly, these securities may not be offered or sold in the United States absent their registration under applicable securities laws or an available exemption from such registration requirements.

At the effective time of the Merger, (i) a change of control of the Delaware parent corporation occurred, and (ii)the parent Delaware corporation assumed and agreed to carry on and operate the business of the Minnesota corporation as its sole line of business. Following the Merger, the Company continued to be a "smaller reporting company" as defined in Regulation S-K of the SEC.

The Merger has been accounted for as a "reverse merger" and recapitalization. Accordingly, for financial reporting purposes, our Minnesota subsidiary was the acquirer and the Delaware parent was the acquired company. Consequently, the assets and liabilities and operations reflected in our historical financial statements prior to the Merger are those of our Minnesota subsidiary and will be recorded at their historical cost basis; and the consolidated financial statements after the Merger will include assets and liabilities of both the Delaware and Minnesota corporations as well as the post-merger combined historical operations of both corporations.

The tax treatment of the Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as relating to such tax free reorganization exemption.

Business of Company

Our business is conducted through our operating Minnesota subsidiary which is based in Minneapolis. Fision was founded and incorporated in Minnesota in 2010 by our current management to develop and create proprietary software solutions to support marketing and sales operations of both private businesses and public entities. Since then, we have developed and successfully commercialized a unique cloud-based software platform which automates and integrates digital marketing assets and marketing communications, and thus "bridges the gap" between marketing and sales of an enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a leader in the software marketing and sales enablement segment of the rapidly-growing software-as-a-service (SaaS) industry.

We are a global cloud-based software development and licensing company offering a proprietary software platform to automate many marketing functions in order to promote and improve sales enablement of any entity. Our innovative software system is readily scalable to adapt to fast business growth of any customer, regardless of size. Since our founding, we have been engaged primarily in the development of our software platform along with commercializing, servicing and supporting our initial customers. Except for future customary software enhancements and periodic upgrades, the development of our automated marketing platform has been completed.

Our Fision software platform enables our customers to easily and quickly create and implement marketing campaigns to support their sales personnel while still emphasizing, protecting and enhancing their valuable brand assets. Use of our software solutions by our customers reduces substantially the time and cost incurred by them to produce and present marketing and sales campaigns and presentations for specific products or services.

Our proprietary marketing software enables every member of our customers' marketing and sales teams, by having easy and automated access to all their digital marketing and media assets, to leverage the full power of their distinctive brands and marketing assets in every interaction with their consumers or buyers, while at the same time assuring that central marketing maintains control of the brands and related corporate integrity.

Our current and targeted customer base ranges across diverse industries of all sizes, including banks and other financial institutions, insurance companies, hotels and other hospitality enterprises, healthcare and fitness companies, software and other technology companies, telecommunications companies, and the numerous other companies selling familiar branded products or services.

Fision software provides three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

We generate our revenues primarily from software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer's number of users and locations where used. We have long-term contracts with eighteen (18) customers, and we are engaged in various stages of negotiation with or procurement of a substantial number of additional material customers. The majority of our revenues are recurring, due to the nature of our contracts.

We have licensed our proprietary software platform primarily through direct sales obtained by our management and other direct sales personnel. In late 2014, we also implemented a secondary sales channel utilizing experienced independent national sales agencies, our "channel partners." To date we have entered into three channel partnership arrangements, and we have already realized material revenues from the efforts of these channel partners.

The Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social content and any other material marketing assets. Using Fision's automated software technology, these digital assets then become readily available for user access as determined by our customers. Our system is designed to allow any corporate marketing department the ability to instantly and seamlessly update its users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. Even customers with extensive global sales networks have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience.We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

Advantages of our Fision platform include the following:

•	Reducing the time and cost to localize marketing content, resulting in shortening the sales cycle for faster speed to market.
•	Responding quickly to changing consumer market conditions.
•	Enhancing the effectiveness of digital distribution to targeted consumers or buyers whether through print, email, mobile, website or social media.
•	Providing autonomy to scattered sales force personnel to enable them to independently and quickly create locally relevant content and launch their own selling campaigns.
•	Distribution of specialized content to selected consumer or buyer groups.
•	Maintaining corporate and brand integrity.
•	Facilitating regulatory compliance.
•	Improving marketing and sales performance analytics.

Our Customers - Our potential customer base is global and virtually unlimited, since our automated marketing software solutions are totally cloud-based and scalable, and provide a multitude of digital tools and solutions which can benefit any company selling products or services, regardless of their size.

We have written licensing agreements with eighteen (18) customers using our marketing software solutions platform. Our customers typically "stick" with us and our Fision platform, and accordingly we have received substantial recurring revenues from them on a consistent basis. Certain key customers have maintained written contracts with us for several years, including Aveda, Renewal by Andersen, PostNet, and the Vitality Group. And during recent years, we have continued to realize revenues from Flannery Hotels in 2013, Grand Casino, IronPlanet, and Full Circle Group/RAZR in 2014, and Summit Reinsurance, Life Time Fitness, Frontier Communications, and VitalityHealth/PruHealth in 2015.

We regard our high percentage of recurring revenues received on a consistent basis to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers under written contracts. We believe that our ability to realize high recurring revenues is a keystone feature of our business model.

Recent Significant Marketing Developments - Our recent marketing efforts have been successful with large companies in three different industries. In late 2015, we entered into and closed two important contracts with Capella Education Co. and Pekin Insurance Company; and in 2016 we are scheduled to close a significant contract with Ariba Inc. We believe these significant new clients will result in a substantial increase in our recurring revenues from our cloud-based Fision software platform in 2016 and beyond. These three companies are as follows:

•

Capella Education Co. (Capella) - Capella is a leading nationwide company in the online for-profit education industry and is based in Minneapolis, Minnesota. Through its accredited, nationally-recognized and wholly-owned Capella University, Capella provides numerous online college and post-college education courses and degrees in many fields. Capella is a publicly-traded NASDAQ company with annual revenues in excess of $400 Million.

•

Pekin Insurance Company (Pekin) - Pekin is a leading regional insurance company based in Pekin, Illinois (near Peoria) and primarily serving most Midwestern states, particularly Illinois, Ohio and Indiana. Pekin offers its customers many forms of auto, life, health, and property insurance.

•

Ariba (a SAP company) - Ariba Inc. is a leading worldwide provider of SaaS software technology based in Sunnyvale, California, and offers procurement and contract management software services through its business commerce network. When Ariba was acquired by SAP in 2012, it produced annual revenues of $335 Million.

In addition, our current ongoing commercial negotiations with prospective customers include a considerable number of other potential new clients, and we expect to close material contracts with 3-4 of them in the near future.

Cloud-Based Platform - Since 2011, storage and operation of our software solutions along with the digital marketing assets and related data of our customers have been outsourced by us to take place in the "cloud." Providers of cloud services are typically referred to as "virtual servers" since they provide all digital data storage and software application services to their clients. The cloud-based service provider used by us now and for the past couple years is an established Minneapolis-based company, which offers readily scalable and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us. We do not have a formal long-term contract with our cloud service provider, but rather we pay $6,100 monthly on a month-to-month basis for these services and our position in their cloud.

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data, with our cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of the cloud is vital to our cost of doing business. In addition, we believe that our highly qualified and experienced cloud provider is more effective in delivering our automated software solutions to our customers than we could perform in any event

Research and Development - Since inception, the Company has committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of the Fision proprietary software platform.

Our development activities are conducted both internally from our Minneapolis headquarters facility by our experienced and well-qualified development programmers and software architects, and externally from outsourced contracts with experienced independent software development companies and individuals. We own considerable servers and other computer equipment located at our Minneapolis facility, which are used by our development personnel to develop and enhance our marketing software platform.

Our Industry

We are positioned in the marketing/sales segment of the broad software-as-a-service (SaaS) industry, which segment we believe from available industry data now represents annual revenues of about $22 Billion, while the entire SaaS industry has annual revenues of $76 Billion.

Corporate spending on computer software applications and other intellectual technology (IT) has been growing at a rapid pace for many years in order to capitalize on the benefits of digital information technology. Moreover, a large amount of that spending now is being directed to support and enhance corporate marketing and sales efforts and activities. For many corporations, marketing software technologies have evolved to become a fundamental driver of IT purchasing. Indeed, a leading industry analyst recently predicted that by 2017, Chief Marketing Officers will spend more on IT than their counterpart Chief Information Officers.

Marketing

We market and sell licensing rights to our proprietary software platform under written contracts with our customers which typically have one to three-year terms. Our historical customers and revenues were procured primarily through direct sales obtained by our management and direct sales force.

Our marketing and related sales efforts and activities include generating sales leads and contract proposals with customers through our direct sales force, our management and their personal business contacts, and other persons affiliated or associated with us. Our direct marketing and sales efforts are supported by various secondary activities including participation in selected industry trade shows and conventions, certain print and digital media advertising and promotion, and solution overviews and presentations posted on our website.

In late 2014, we implemented a secondary sales channel which involves targeting independent national sales agencies to sell (license) our branded software products as agents paid based on their actual sales. We regard and refer to these sales agencies as our "channel partners." To date we have entered into two channel partner arrangements with experienced agencies, and we have already realized material revenues from their sales efforts.

Employees

We currently have seven (7) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales, Controller/Office Manager, Customer Support Specialist, and two Programmer/Developers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. We also intend to add a few new employees soon to support our projected business plan and growth.

ITEM 1A RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the following risks, along with all of the other information contained in this Annual Report, before considering making an investment decision to purchase any of our securities. If one or more of the following risks occur, our business, financial condition and results of operations could suffer materially. In that case, the price of our common shares in any future trading market could decline materially, and you could lose a substantial part or all of your investment.

Risks Related to Our Business

We have a limited operating history and substantial accumulated losses, and we anticipate incurring continued losses.

Our business must be considered and evaluated in light of the risks, expenses, and problems frequently encountered by companies in their early stages of development and commercialization of products, and particularly companies like us participating in new and rapidly evolving markets. These risks include our failure to anticipate and adapt to new technology or changing market conditions, the rejection of or lack of satisfaction with our services and products by our existing or potential customers, our inability to obtain additional capital when needed from time to time, our inability to protect our intellectual property, and any development of equal or superior products or services by our competitors. Accordingly, there can be no assurance we will be successful in addressing these risks.

We incurred net losses of $2,784,044 for the year ended December 31, 2014, and $2,259,232 for the year ended December 31, 2015. Since Fision's inception in 2010, we have an accumulated deficit of $(10,620,764) as of December 31, 2015. Moreover, we expect to continue operating at a loss until at least sometime in 2017. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

If we are unable to obtain significant future financing from time to time, our development and operations will encounter serious delays or could even result in the complete failure of our business.

Our ability to become commercially successful and profitable will depend largely on our being able to continue raising significant additional financing from time to time in the future. If we are unable to raise additional financing through equity and/or debt sources as needed, we would not be able to succeed in our commercial operations, which eventually could result in our failure. There is no assurance any such additional funds will be available on terms satisfactory to us, if at all.

We have a significant amount of secured and unsecured debt which mostly has matured, and this could limit or even eliminate recovery of your investment if we fail to reach substantial profitability or otherwise resolve or satisfy our outstanding debt.

We have a substantial amount of indebtedness in the form of various Notes Payable. As of March 31, 2016, we had approximately $1,151,458 of Notes Payable including accrued interest, most of which have matured and been past due for a substantial time.

In December 2015 we converted a large amount of Notes Payable into our common stock concurrent with the closing of the Merger. There is no assurance, however, that we will be able to convert our remaining overdue debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial overdue indebtedness, such failure would have a significant adverse effect on our business and financial condition, and could even cause a total failure of our business.

Moreover, our current and any future issuances of common shares for debt conversion will have substantial dilutive effect upon our existing shareholders, and the overhang from the resale or even potential resale of these debt conversion shares on any future public market for our common stock could have a material adverse effect on the price of our common stock.

We may not be able to continue as a going concern.

Our operating expenses are being funded sporadically by various sources including sales of our equity securities, limited revenues from customer contracts, deferral of management salaries, and stock-based payment to management and certain service providers. Due to this situation and our ongoing losses, there is substantial doubt whether our business can continue as a going concern to support its commercial operations and satisfy its outstanding debt and other obligations. Our management is attempting to obtain additional significant financing to enable us to continue as a going concern, but there is no assurance that adequate funds will become available to allow us to continue as a going concern.

Our ability to generate future material revenues will depend upon a number of factors, some of which are beyond our control.

These factors include the rate of acceptance of our software products, competitive pressures in our industry, effectiveness of our sales force, adapting to changes in technology in our industry, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.

Our operating results have fluctuated and been difficult to predict, and our results could continue to fluctuate and be unpredictable in the future.

Our operating results have been difficult to predict, have historically fluctuated, and may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful. Factors that may affect our quarterly operating results may include: any material changes in demand for our software solutions; the introduction of new technologies by competitors; the nature of our variable and unpredictable sales cycle; changes in the number, availability and quality of competing products; the timing and amount of sales and marketing expenses incurred by us to attract new customers; changes in the economic or business prospects of our customers or the economy generally; changes in our pricing policies or the pricing policies of our competitors; changes in governmental regulation of the Internet, wireless networks and mobile platforms; unforeseen costs necessary to improve and maintain our technologies; and costs related to any acquisitions undertaken by us.

We face significant challenges in obtaining market acceptance of our products and establishing our Fision brand.

Our success depends primarily upon the acceptance of our software platform and our brand by new customers, most of who are not familiar with and have not used our products, and also do not recognize our brand and corporate identity. Acceptance of our marketing software solutions by new customers will depend on many factors including price, reliability, performance, service accessibility and effectiveness, and our ability to overcome existing loyalties to established brands. There is no assurance we will be able to meet these challenges successfully.

We depend on a small number of customers for a substantial portion of our revenues, and any material reduction in the use of our software platform by our major customers could reduce our revenues significantly.

For the fiscal years ended December 31, 2013, 2014 and 2015, five customers in 2013 each accounted for more than 10% of our revenues, four customers in 2014 each accounted for more than 10% of our revenues, and four customers in 2015 each accounted for more than 10% of our revenues; and combined these customers represented slightly over 50% of our revenue during each of these three years. None of these customers was significantly dominant in either 2013, 2014 or 2015, however, since the highest revenue customer in each year was less than 14% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Our success is dependent upon our current key personnel as well as our ability to attract, recruit and retain additional key employees.

We believe that our success will depend significantly on continued employment of our management and key technology and sales personnel, and the loss of the services of one or more of them could harm our business substantially. Our future business also will be dependent on hiring additional qualified key personnel, and if they are not available when needed, our future growth and prospects could suffer materially.

We operate in a highly competitive industry, and we may not be able to compete successfully.

Our market is highly competitive, with many companies providing solutions competitive to our software platform. Well-known and established competitors include Marketo, Eloqua (Oracle), Unica (IBM), Hubspot, ExactTarget (Salesforce), Aprimo, SAP, Responsys and Silverpop. We expect additional strong competitors to emerge in the future from time to time.

Most of our current and potential competitors have significantly more personnel, financial, technical, marketing and other resources than we possess, and accordingly they are able to devote substantially greater resources than us to development, marketing, sales, and support of their products and services. We lack many things which most of our competitors have, including an established brand and name recognition, existing relationships with a large customer base, the ability to undertake costly and extensive marketing campaigns, and large customer support teams.

Software solutions and demands in our industry often change significantly, and our future success will depend materially on our ability to anticipate and respond to such changes. If we cannot adjust and compete effectively with changing software solutions and products as and when they are introduced in our industry, our ability to generate meaningful revenues or achieve profitable operations would be impaired substantially.

Our current and potential competitors may develop and offer new software technologies that render our products less competitive, unmarketable or even obsolete. In addition, if any competitors develop products with similar or better functionality than our solutions, we may need to decrease the prices for our products to remain competitive, which could result in a material reduction in our margins and a corresponding material negative effect on our operating results and financial condition.

We may not be able to address and solve satisfactorily the many competitive pressures and challenges facing us in our industry, and our failure to do so would harm substantially our business, operating results and financial condition.

Our market may develop more slowly than we expect, which could harm our business.

Development of marketing software solutions is an emerging market, and our current and future customers may ultimately find our software platform to be less effective than anticipated for promoting their products or services, which as a result could cause them to reduce their spending on our software solutions. If the market for our products develops more slowly than we expect, we may not be able to increase our revenues effectively and our business would suffer.

Failure to manage growth effectively could harm our business seriously.

We have experienced considerable growth in our business since we began commercial operations. Based on procurement transactions now underway with potential new customers, we expect the pace of our growth to increase materially. If we do not effectively manage our growth, the perceived quality of our business may suffer materially, which could negatively affect our reputation and the demand for our products. Our growth is expected to place an increasing strain on our resources and infrastructure, and our future success will in large part depend on the ability of our senior management to manage our growth effectively. Any failure by our senior management or other key personnel to manage our future growth properly could impair our ability to deliver our software solutions in a timely fashion, to fulfill existing customer commitments, or to attract and retain new customers.

Interruption or failure of our information technology and communications systems could hurt our ability to provide our services effectively, which could damage our reputation and harm our operating results.

The availability to our customers of our products and services depends on the continuing and efficient operation of our information technology and communications systems and infrastructure, and most particularly on the "cloud-based" service provider facility which hosts our Fision software platform. These electronic systems are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in damage to our customers and brand and likely a reduction to our revenues.

We may not be able to adequately protect or enforce our intellectual property (IP) rights.

Our success and competitive position will depend materially on our ability to protect our intellectual property (IP), including trademarks, trade names, patent rights and trade secrets. Despite our efforts to protect these proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property or to wrongly obtain and use our information technology. In addition, competitors may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or they become marginalized or valueless due to developments by a competitor, our business could suffer materially. Moreover, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of our resources, which could cause serious harm to our business, operating results and financial condition.

We have filed three patent claims which are pending with the United States Trademark and Patent Office (USTPO) covering certain technological aspects of our Fision software platform, and we expect to receive patent protection regarding these patent claims. We regard the proprietary software technology covered by these pending patents to be significant for our future business and our standing and reputation in our industry. There is no assurance, however, that the patent claims we have filed will provide us with any significant proprietary protection even if they are approved.

We could incur substantial costs and disruption to our business as a result of any infringement claim brought against us involving intellectual property of another party, which could harm our business and operating results.

We cannot predict whether any third party claims will occur alleging that we have infringed their intellectual property rights, and if any such claims occur whether they will substantially harm our business and operating results. If we are forced to defend any infringement claims, whether with or without merit or even if determined in our favor, we may face costly litigation and diversion of our management and other personnel. Moreover, any outcome of a claim resulting in our having infringed another's intellectual property rights may require us to pay significant damages and attorney fees; to cease licensing our Fision software platform; to expend substantial development resources to redesign our products; or to enter into potentially unfavorable royalty or license agreements to use third-party technologies, which may not be available on terms acceptable to us, if at all. The time and resources required from us to resolve any such disputes or litigation, even if resolved in our favor, could harm our business, operating results, financial condition, brand and reputation.

Risks Related to Our Common Stock

There is no current trading market for the Company's common stock.

Although we intend to obtain a trading symbol and public OTC market for our common stock, currently there is no such trading market. We are in the process of obtaining a sponsoring broker-dealer to apply for a ticker symbol for our common stock to be quoted and trade publicly on an established OTC market, but we are not in a position to control this application process. There is no assurance that we will be able to obtain a ticker symbol and listing for our common stock on any public market. Moreover,there is no assurance that any future trading market for our common stock will become active or liquid, or be sustained when and if developed. When and if a trading market for our common stock develops, there remains a significant risk that our common stock price may fluctuate substantially in the future in response to various factors including the following:

•	Variations in our operating results.
•	Departures or additions of management or other key personnel.
•	Announcements of significant acquisitions or strategic joint ventures.
•	Announcements of significant capital commitments or transactions.

•	Announcements of significant patent or other technological matters.
•	Substantial sales of our common stock in the open market.
•	Any significant litigation matters.
•	Announcements of new product developments.
•	Gain or loss of significant customers.
•	General market conditions or specific political and economic conditions.

When and if we obtain a public trading market for our common stock, we anticipate it will be subject to the "penny stock" rules of the Securities and Exchange Commission, which may make it more difficult for our stockholders to sell their common stock.

Under SEC rules, a "penny stock" includes any equity security having a market price of less than $5.00 per share, subject to certain limited exceptions. Regarding any transaction involving a penny stock, these rules require a broker or dealer to approve a person's account for transactions in penny stocks, and also to receive from the person a written consent to the transaction and its terms. The broker or dealer also much obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person is competent to evaluate the risks of penny stocks. Prior to the transaction, the broker or dealer also must deliver a disclosure schedule containing the rights and remedies available to the person, the basis on which the broker or dealer made the suitability determination, and the receipt of the related signed agreement from the person.

Due to these penny-stock rules, brokers and dealers may be less willing to execute transactions in penny stock securities, and this may make it more difficult for shareholders to dispose of our common stock if and when such common shares are eligible for sale, which could cause a decline in the market value of our common stock.

Because we became a publicly-held company by means of a reverse merger with an inactive public company, it may be difficult for us to attract the attention of brokerage firms and financial analysts.

Due to our becoming public through a reverse merger,we currently have no material relationship or public stock trading history with any brokerage firm, underwriter or financial analyst. Accordingly, assuming we obtain a public trading market for our common stock, there may be little or no incentive for securities analysts of brokerage and other financial firms to provide investment coverage of us or to recommend the purchase of our common stock.

Being a public company results in additional expenses and diverts management's attentions.

Due to the Merger, our business must now bear the expenses associated with being a public company including being subject to the reporting requirements of the Securities Exchange Act of 1934. These requirements generate significant accounting, legal and financial compliance costs, and may place significant strain on our personnel and resources. As a result, management's attention may be diverted from other significant business concerns, which could have an adverse material effect on our business, financial condition and results of operations.

Applicable and extensive regulatory requirements, including those of the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or even attract qualified officers and directors, which could adversely affect our business and our future relationships in the investment community.

Because of the many and ever increasing rules and regulations governing publicly-held companies,it may be difficult for us to attract and retain those qualified officers and directors necessary for effective management. The Sarbanes-Oxley Act particularly added demanding new rules and regulations and the expansion and strengthening of existing rules and regulations, including required certifications by our principal executive officers. The SEC, FINRA and the stock exchanges also continue to add to or expand their rules frequently. This extensive and ongoing regulatory situation regarding the adoption of new rules and regulations by these various agencies has created a real, or at least perceived, increased personal risk to members of management of public companies, which may deter qualified candidates from accepting roles as directors or officers of our Company. If we are unable to attract and retain future qualified officers and directors as needed, the management of our business and our future ability to obtain a listing of our securities on a national stock exchange could be adversely affected materially.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or detect fraud. In that event, investors and the financial community could lose confidence in our financial reporting, which in turn may result in a decline in the trading price of our stock, or otherwise harm our financial condition..

We must maintain effective internal controls to provide reliable financial reports and detect any fraud or material weaknesses in our internal controls. We are in the process of assessing our internal controls to identify changes needed to be implemented by us. Any failure by us to implement the changes necessary to maintain an effective system of internal controls could harm our operating results materially and also cause investors and financial analysts to lose confidence in our reported financial information. Any such loss of confidence in the investment community would have a negative effect on the trading and price of our common stock.

Even if we resolve effectively any such material weaknesses in our internal controls, this still may not prevent all potential errors, since any control system, regardless of its design, can provide only reasonable and not absolute assurance that the objectives of the control system will be achieved.

Ownership and related voting power of our shareholders is concentrated in our management.

Our officers and directors beneficially own 52% of our outstanding shares of common stock, which concentrated ownership and control by our management could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could adversely affect the price of our common stock.

This substantial concentration of stock ownership affords our current management the ability to control all matters requiring stockholder approval including the election of all directors, and the approval of mergers, acquisitions or other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the Company, which could deprive our stockholders from receiving a premium for their common shares.

We do not intend to pay dividends for the foreseeable future.

We have not paid any dividends on our common stock to date, and we do not anticipate paying any such dividends in the foreseeable future. We anticipate that any earnings experienced by us will be retained to finance the implementation of our operational business plan and expected future expansion.

Our Articles of Incorporation allow for our Board of Directors to create and designate new series of our preferred stock without any approval of our shareholders, which could diminish the rights of holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of our authorized preferred stock without further common stockholder approval for issuance. Accordingly, our directors could authorize preferred shares, for example, that would grant a preference over common shareholders to our assets upon liquidation, or grant voting power and rights superior to those of common shares, or grant rights to preferred stock to accumulate and receive dividend payments before any dividend or other distribution to common shareholders, or grant special redemption terms and rights prior to any redemption of common shares, or grant rights convertible at favorable terms into common stock. Granting one or more of these or other preference rights to preferred stock could adversely affect the rights of our common stockholders including decreasing the relative voting power of our common stock and causing substantial dilution to our common stockholders.

We have no outstanding preferred stock and no present intention to designate or issue any series of our preferred stock.

Due to the Company formerly being a "shell company" under applicable SEC rules, our shareholders will not be able to rely on the safe harbor provisions of Rule 144 to resell their shares until at least January 4, 2017, which will make it materially more difficult or even impossible to sell our common shares before January 4, 2017.

The Company was a "shell company" from its inception until the closing of the Merger on December 28, 2015 which resulted in Fision becoming our wholly-owned subsidiary. Paragraph (i) of Rule 144 of the Securities Act prohibits any shareholder of a former shell company from using or relying on Rule 144 until one full year after the filing with the SEC of information on a new or acquired business equivalent to the SEC'S Form 10, which was accomplished by us through the filing of our Current Report on Form 8-K on January 4, 2016.

Accordingly, we do not expect any shareholders to be able to use or rely on Rule 144 until at least January 4, 2017. Except other than through a registration covering resale of their common shares, our shareholders will not be able to publicly resell their shares during such one-year period in reliance on Rule 144. Until this one-year period has expired, our shareholders most likely will be unable to sell their common shares when and as they wish, or at prices or in ways that they may believe are appropriate.

The elimination of monetary liability against our directors and executive officers under Delaware law and the existence of indemnification rights held by them granted by our bylaws may result in substantial expenditures by us and may discourage lawsuits against our directors and officers.

Our articles of incorporation eliminate the personal liability of our directors and officers to the Company and its stockholders for damages for breach of fiduciary duty to the maximum extent permissible under Delaware law. These provisions and resultant costs may discourage us, or our stockholders through derivative litigation, from bringing a lawsuit against any of our current or former directors or officers for any breaches of their fiduciary duties, even if such legal actions, if successful, might benefit us or our stockholders.

In addition, our bylaws provide that we are obligated to indemnify our directors or officers to the fullest extent authorized by Delaware law for costs or damages incurred by them involving legal proceedings brought against them relating to their positions with the Company. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers.

Delaware law contains anti-takeover provisions which could deter or even prevent acquisition attempts of our company that may be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the acquisition would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of our incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding common stock from acquiring us, without the consent of our board of directors, for at least three years from the date they first owned at least 15% of our common stock.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

Our corporate headquarters and development and operational facilities are located in a large office building in downtown Minneapolis, Minnesota, and since 2010 we have occupied 4,427 square feet of this building. We lease these spaces on a month-to-month basis for $7,142 per month including rent, utilities, maintenance and cleaning services. We do not own any real estate.

Our computer hardware servers and other technology development equipment as well as considerable office and administrative equipment, furniture and supplies are also located in our Minneapolis facility. We believe that our current facilities and equipment are adequate to satisfy our current operations and support substantial future growth.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Except for the following legal action involving a former employee, we currently are not a party to any material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results or financial condition should such litigation be resolved unfavorably against us.

We are the defendant in a lawsuit brought by a former employee against us and our two principal executive officers in the United States District Court of Minnesota alleging (i) breach of an employment contract by us relating to employment from late 2012 through March 2014, (ii) various violations by us of certain federal and state employment laws, and (iii) our default on a $50,000 loan to us which was alleged to be assigned from a third party to this former employee. Our former employee alleges he is entitled to recover legal and equitable damages and relief in the amount of at least $200,000 along with certain statutory penalties and attorney's fees and costs. We believe and consider this lawsuit is unwarranted and without merit except for approximately $30,000 which is owed to our former employee pursuant to a written termination of his employment accepted and agreed to by him in 2014. We have answered this lawsuit and denied these unwarranted claims, and we intend to vigorously defend the lawsuit or settle it to our satisfaction.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently there is not and there has never been a public trading market for our common stock. We expect to qualify for a ticker symbol and public quotations of our common stock on a national over-the-counter (OTC) market in the near future. There is no assurance, however, that our common stock will be quoted or publicly traded on any market.

Rule 144(i)

Rule 144 generally provides that any person, including an affiliate, whose restricted securities have been fully paid for and held for at least six months from the later of the date of issuance by a public reporting issuer or acquisition from an affiliate of that issuer, may sell such securities in broker's transactions or directly to market makers, provided that the number of common shares sold in any three-month period may not exceed the greater of one percent of the then-outstanding shares of common stock or the average weekly trading volume of such shares in the over-the-counter (OTC) market during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to certain notice requirements and the availability of current public information about the public reporting issuer. After one year has elapsed from the later of the issuance of restricted securities by the public reporting issuer or their acquisition from an affiliate of that issuer, persons who are not affiliates may sell their securities without any limitation.

Special limitations under Rule 144 apply to our Company, however, due to the fact that the Company was formerly a "shell company" as defined under the Securities Act of 1933. Because the Company was a shell company, paragraph (i) of Rule 144 prohibits our shareholders from relying on the safe harbor provisions of Rule 144 unless at least one full year has elapsed since our filing of information regarding the business of Fision that is required under the SEC's Form 10. We satisfied this requirement with our filing on January 4, 2016 of a Current Report on Form 8-K (also known as a "Super 8-K" filing). Accordingly, we do not expect that our shareholders will be able to rely on any provisions of Rule 144 until at least January 4, 2017.

Stockholders

As of March 31, 2016, there were 67 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends. For the foreseeable future, we intend to retain any future earnings for the development and growth of our business. Any future payment of dividends will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements, and investment or acquisition opportunities.

Recent Sales of Unregistered Securities

In connection with our December 2015 Merger, our Delaware parent company issued an aggregate of 28,845,090 shares of common stock to the former shareholders of Minnesota Fision common stock, and also issued its derivative securities to all holders of Minnesota Fision options and warrants to purchase an aggregate of 3,868,575 shares of our Delaware parent company. Our issuances of common shares and derivative securities incident to the Merger were unregistered, and the Company relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 28, 2015 effective with the completion of the Merger, we issued a total of 4,190,522 shares of our common stock to convert debt to equity, resulting in satisfaction of an aggregate of $2,640,243 of our indebtedness, including $2,380,423 of notes payable and $259,820 of accounts payable and accrued expenses. The satisfaction of these notes payable included an amount of $925,000 converted to equity by our Chief Executive Officer at $.65 per share.

Description of Securities

Common Stock -- Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of March 31, 2016 there were 30,782,521 shares of common stock issued and outstanding, including all shares issued incident to the December 2015 Merger. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

Preferred Stock -- The Company is also authorized to issue up to 20,000,000 shares of Preferred Stock, par value $.0001 per share. Our Board of Directors has the authority, without stockholder approval, to issue these preferred shares in one or more designated series, to establish the number of shares in each series, and to fix the preferences, powers, dividends, and voting or conversion rights of any preferred shares, which could dilute the voting power or other rights of holders of our common stock.

Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, phone number (813) 344-4490. Our transfer agent is registered under the Securities Exchange Act of 1934.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights column (a)		Number of securities remaining
		Weighted-average exercise price of outstanding options, warrants and rights column (b)	available for future issuance
under equity compensation
plans (excluding column (a))
column (c)

Equity compensation
plans approved by
security holders	97,500 shares	$.50 share	3,002,500

Equity compensation
plans not approved by
security holders (1)	3,771,075 shares	$.41 share	None

____________

(1)

Represents warrants granted on a one-time basis to a director and consultants and advisors under individual contract or bonus arrangements. These individual warrant grants vary in term, number of shares, and exercise price as determined by the Board of Directors to be in the best interests of the Company at the effective date of each award.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2014 and 2015, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

Fision has developed and successfully commercialized a proprietary cloud-based marketing software platform. Our innovative platform integrates, streamlines and automates the use of many marketing and sales resources and communications of a company in order to bridge the significant gap typically existing between marketing and sales, which gap inhibits the speed and effectiveness of targeting and reaching the customer base of a company. Our unique software solutions supported by their cloud-based delivery are readily scalable to adapt seamlessly to any rapid business growth of our existing or potential customers, regardless of their size.

Fision automated software enables our customers easily and quickly to create and implement professional marketing campaigns and other presentations for distribution to and support of sales force personnel regardless of their location. Use of our software reduces substantially the time and cost incurred by our customers for their marketing functions and activities, while still emphasizing, protecting and enhancing their valuable brand assets. Our current and targeted customer base is global and ranges across diverse industries and companies of all sizes, particularly those companies selling familiar branded products or services.

The Fision software platform offers three major benefits to our customers, (i) accelerating their revenues, (ii) improving and protecting their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

Revenue Model

Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts prevents us from receiving consistent revenues or accurately forecasting our future revenue stream, particularly since each new contract provides substantial one-time start-up revenues from prescribed initial set-up and integration fees. Assuming our business and number of customers under license continue to grow as projected by us, however, we believe that within a couple years the timing and sales cycle involved in closing new customers will not affect materially our current or forecasted revenue stream.

We generate our revenues primarily from customer payments having a license to access and use our proprietary marketing software platform, which payments include consistent monthly fees and a prescribed substantial one-time set-up and integration fee payable to us at the outset of the license. We also receive certain secondary fees from time to time for customized software development projects ordered from us, and for processing emails for certain customers.

A substantial majority of our revenues have been and are "sticky" and thus of a recurring nature. Most of our customers have remained with and consistently used our software platform once they have integrated it into their digital marketing model and experienced the special benefits provided from our cloud-based Fision platform.

Marketing Model

We have marketed, sold and licensed our proprietary software products through our direct sales force including management and other direct sales personnel. We generate our revenues primarily from software licensing contracts obtained by our sales force. These written and binding contracts typically have terms of one to three years and require prescribed monthly fees based on the customer's number of end users and locations where used. We have outstanding licensing contracts with eighteen (18) customers including significant contracts we closed in late 2015, and we currently are engaged in various stages of contract negotiation with or procurement of a substantial number of prospective large new customers.

We operate and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Intellectual Property (IP) Protection

We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We currently have three patent claims involving our software technology that we believe are significant, which are filed and pending with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on all of them.

Inflation and Seasonality

We do not consider our operations and business to be materially affected by either inflation or seasonality.

Critical Accounting Policies and Estimates

Principles of Consolidation

Regarding our wholly-owned Minnesota Fision subsidiary, as well as any future acquisitions that become our wholly-owned or majority-owned subsidiaries, our financial statements will be presented on a consolidated basis with all intercompany transactions and balances eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make certain material estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates materially. These accounting estimates and assumptions may be material to us and our financial statements due to the levels of subjectivity and judgment involved.

Certain estimates made in connection with our accompanying financial statements include our estimated reserve for doubtful accounts receivable, valuations used for stock-based compensation, fair value determinations in connection with our analysis of long-lived assets for impairment, and estimated useful lives for intangible assets and property and equipment.

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. In connection with the preparation of our financial statements, management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment patterns, and current economic trends in order to evaluate the adequacy of these allowances. Accounts determined to be uncollectible are charged to operations when that determination is made.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2015 we incurred total expenses of $211,495 for research and development, including $179,135 for internal development by our technology personnel and $32,360 for outsourced work by independent software developers. In comparison, during the fiscal year ended December 31, 2014 we incurred total expenses of $198,913 for research and development, including $183,750 for internal development and $15,163 for outsourced development. Development expenses in 2015 were basically the same as 2014.

Property and Equipment

Property and equipment are capitalized and stated at cost, and any additions, renewals or betterments are also capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. If property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from our accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

Furniture and fixtures	5 years

Computer and office equipment	5 years

Goodwill

In the event of any future acquisitions of businesses by us, we most likely will need to account for goodwill. Goodwill represents the excess of the purchase price over the underlying net assets of the acquired business. Under established accounting requirements, we will not amortize any goodwill but rather will subject it to at least annual impairment tests to determine whether any impairment adjustments are necessary.

Derivative Securities

We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary re-valued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use an option pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

FASB ASC Topic 820 requires disclosure of and defines fair value of financial instruments, and also establishes a three-level valuation hierarchy for these disclosures. The carrying amounts reported in a balance sheet for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between their origination and their expected realization and their current market rate of interest. The three levels of valuation hierarchy for fair value determinations are defined as follows:

Level 1 inputs include quoted prices for identical assets or liabilities in active markets.

Level 2 inputs include observable quoted prices for similar assets and liabilities in active markets, and quoted prices for identical assets or liabilities in inactive markets.

Level 3 inputs include one or more unobservable inputs which we have assessed and assumed that market participants would use in pricing the asset or liability.

Revenue Recognition

A substantial majority of our revenues are derived from our customers having written licensing agreements with us, which revenues are recognized by us on a one-time or monthly basis as specified in these written contracts. Regarding secondary revenues from one-time custom software projects or any other services provided to our customers, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies because the services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectibility of revenues is reasonably assured.

Cost of Revenue

Cost of revenue primarily represents third-party hosting, data storage and other services provided by our cloud service provider, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of revenue relating to our cloud services is recognized monthly under our current month-to-month arrangement with our cloud service provider.

Stock-Based Compensation

We record stock-based compensation in accordance with FASB ASC Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value at the grant date and recognize the expense over the related service period. In our statement of operations, we recognize the fair value of stock options and other equity-based compensation issued to employees and non-employees as of the grant date.

Income Taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes, whereby any deferred tax assets are recognized for deductible temporary differences and any deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, which provides that basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share is based on the assumption that all dilutive convertible shares, options, and warrants were exercised. Dilution is computed by applying the treasury stock method, which provides that options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if the funds obtained thereby are used to purchase common stock at the average market price during the period.

Segment Reporting

The Company has determined that it operates in only one segment of its industry.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will not be effective for us until 2018, and substantially prior thereto we will evaluate the impact of adoption of this revenue model on our financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This guidance sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. This guidance indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of events and conditions that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, that it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and all interim and annual periods thereafter. We are currently evaluating the impact of this guidance on our future financial statements after it becomes effective.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Results of Operations – Fiscal Years Ended December 31, 2015 and December 31, 2014

Revenue –Revenue totaled $604,799 for the fiscal year ended December 31, 2015 compared to revenue of $699,110 for the comparable fiscal year 2014, a decrease of $94,311, or 13.5%, which decrease was attributable primarily to our receiving considerably more revenues in 2014 than in 2015 due to our varying and unpredictable customer sales cycle.

Of fiscal year 2015 revenue, $503,140 (83%) represented recurring revenues from customer licensing fees, and the balance of $101,659 (17%) primarily represented one-time setup and integration fees pursuant to new customer licensing agreements. As for fiscal year 2014 revenue, $556,046 (79.5%) represented recurring license fee revenues, $105,064 (15%) represented setup and integration fees, and $38,000 (5.5%) represented professional and technology services.

Cost of Revenue – Cost of revenue in fiscal year 2015 was $136,856 (23% of revenue) compared to cost of revenue in fiscal year 2014 of $138,664 (20% of revenue), which percentage increase in our cost of revenue in 2015 was due primarily to lower revenues in 2015.

Gross Margin – Gross margin for fiscal year 2015 was $467,943 compared to $560,446 for fiscal year 2014, a decrease of $92,503 attributable primarily to lower revenue in 2015. Gross margin as a percentage of revenue was 77.4% for fiscal year 2015 compared to 80% for fiscal year 2014. In future years, we expect our gross margin will remain in the high range reported in fiscal years 2015 and 2014.

Operating Expenses – Operating expenses totaled $2,421,785 for fiscal year 2015 compared to $3,062,897 for fiscal year 2014, which decrease in 2015 was due primarily to lower revenues and less development expenses in 2015. Major expense categories included selling and marketing expenses in 2015 of $620,288 compared to $1,562,348 for 2014 which substantial decrease in 2015 was due to lower revenues and less sales personnel in 2015 as well as certain start-up commercial activities expensed in 2014; development and support expenses in 2015 of $232,476 compared to $437,787 in 2014 which substantial decrease in 2015 was due primarily to completion of development of our proprietary Fision software platform in 2014; and general and administrative expenses in 2015 of $1,569,020 compared to $1,062,762 in 2014 which substantial increase in 2015 was due primarily to increased professional and advisory expenses related to our merger to become a public company.

Interest Expense – Interest expense totaled $305,390 for fiscal year 2015 compared to $281,593 for fiscal year 2014, which was basically similar for these two years.

Net (loss) -- Our net (loss) for fiscal year 2015 was $2,259,232 compared to $2,784,044 for fiscal year 2014, which decreased loss in 2015 was due primarily to our having completed development of our Fision platform in 2014 and absorbing one-time expenses for start-up commercial activities in 2014.

Non-GAAP Financial Measure (Adjusted EBITDA)

Regarding future financial reporting of our operating results, we may also report an adjusted net income (loss) measure known as Adjusted EBITDA. Adjusted EBITDA excludes certain non-cash expenses such as equity based compensation and depreciation and amortization as well as excluding interest and income tax expenses. We believe the supplementary use of Adjusted EBITDA to measure and present our future operating results may enhance our investors' and the financial community's overall understanding of the financial performance of our business.

Liquidity and Capital Resources

Financial Condition.

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities, and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of our common stock, and common stock issued to satisfy outstanding indebtedness.

We will soon need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay past due debt obligations. Most of our outstanding debt is matured and past due. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness.

As of March 31, 2016, we had total debt of $1,443,982, most of which is past due, including Notes Payable with accrued interest of $1,151,458 and Accounts Payable/Accrued Expenses of $292,524.

Following is a summary of our current outstanding Notes Payable indebtedness as of March 31, 2016:

Category of Notes Payable	Amount Owed*

Decathlon LLC - Senior Secured Note, due 6/30/16, interest at 14%	$153,789
Forte Ventures, Secured Note, all past due, interest at 15-21%	374,531
Hawkins Ventures, Secured Note, all past due, interest at 18%	91,779
Nottingham Securities Inc., all past due, interest at 10%	193,492
Nexeon Note, due 6/30/16, interest at 10%	28,826
Note payable to individual investor, all past due, interest at 12%	71,101
Note payable to individual investor, all past due, interest at 10%	63,790
Note payable to individual investor, all past due, interest at 6%	3,335
Notes payable to two principal officers, due on demand, interest at 6%	144,322
Note payable to individual investor, due 6/30/16, interest at 12%	26,493
Total	$1,151,458

_________

* Includes accrued interest.

We believe our current available cash will be sufficient until January 2017. We will need to continue raising capital, however, to support our future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions.

We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available, we may be forced to abandon our business plans or even our entire business. Moreover, regarding any financing we may obtain, any equity or convertible debt financing would be dilutive to our shareholders, and any available debt financing may involve restrictive covenants.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2015 we had $8,495 of cash and $32,134 of accounts receivable and a working capital deficit of $1,560,531, as compared to $2,924 of cash and $55,929 of accounts receivable and a working capital deficit of $3,608,909 at December 31, 2014. Our working capital deficit improved considerably in 2015 due primarily to substantial conversions of our debt to equity. Over the past couple years, however, we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through (i) loans from management and from financial and other lenders, (ii) stock-based compensation issued to employees and for consulting, outsourced software, and professional services, (iii) common stock issued to satisfy outstanding loans and accounts payable/accrued expenses, and (iv) equity sales of our common stock.

In 2015 we raised working capital consisting of $913,112 including common stock proceeds of $730,000 and net short-term loans of $183,112. Also in 2015, we issued common stock to satisfy and convert to equity outstanding loans and accounts payable of $2,640,243, and we issued common stock for consulting, financial and professional services valued at $1,121,106.

During the first quarter of 2016, we raised working capital of $620,000 from private equity placements of a total of 1,434, 616 shares of our common stock.

Net Cash Used in Operating Activities – We used $911,134 of cash in operating activities for the fiscal year ended December 31, 2015 compared to $763,212 of cash used in operating activities for the fiscal year ended December 31, 2014, which increase in 2015 was primarily due to our increased net loss and our expanded commercial activities.

Net Cash Used in Investing Activities – We used $4,716 for investing activities in fiscal year 2015 for an equipment purchase compared to no cash used for investing activities in fiscal year 2014.

Net Cash Provided by Financing Activities – During fiscal year 2015, we raised $913,112 in financing activities including net proceeds from short-term loans of $183,112 and $730,000 from sales of common stock. In comparison, during fiscal year 2014 we raised $753,068 in net proceeds from financing activities including $653,068 from short-term loans and $100,000 from sales of common stock.

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2015, we incurred a net loss of $2,259,232 and had an accumulated deficit of $10,620,764 as of December 31, 2015. And we are continuing to incur a substantial net loss in 2016. As of March 31, 2016, we had outstanding loans including accrued interest of $1,151,458, most of which are overdue. We also had accounts payable and accrued expenses of $292,524 as of March 31, 2015. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Going Concern Strategy

In late 2014, our management formulated the following comprehensive strategy to support our continuance as a going concern:

1)

Engaging proactively with our various lenders and other creditors to keep them informed and updated on the high quality of our Fision platform and our strategy for future revenue growth and profitability, and further to convince them not to commence any legal proceedings relating to their matured loans or other overdue accounts while we are restructuring and improving our financial position;

2)	Negotiating with our principal lenders and other creditors to convert at least $2,500,000 of our outstanding debt to equity in our common stock;

3)	Raising substantial additional working capital through equity sales of our common stock; and

4)

Obtaining and maintaining public company status to obtain a publicly-traded market for our common stock for the purposes of fostering and supporting our ability to raise capital funds, helping influence our lenders to convert their loans to equity, and providing our shareholders with liquidity for their common shares in a public trading market.

We believe that over the past year or so, we have for the most part accomplished our general strategy for our continuation as a going concern. We negotiated and converted an aggregate of $2,640,243 of our outstanding loans and accounts payable/accrued expenses to equity for 4,190,522 shares of our common stock, effective upon the closing of the Merger on December 28, 2015. We have completed the Merger, resulting in our becoming a public reporting company with the SEC. We are now undergoing the processes necessary to obtain a ticker symbol and quotations to enable our common stock to be publicly-traded in an established over-the-counter (OTC) market. And during 2015 and the first quarter of 2016, we raised a total of $1,350,000 through private placement sales of our common stock to provide working capital to support our operations. Moreover, none of our lenders has commenced or threatened any legal proceeding relating to their respective loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2015 or as of December 31, 2014.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See our financial statements beginning on page F-1 of this Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives. Our management will apply its best judgment in evaluating the cost-benefit relationship of any disclosure controls and procedures adopted by us.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. The design of our disclosure controls and procedures must reflect the fact that we will face personnel and financial restraints for some time, and accordingly the benefit of such controls must be considered relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is being designed to include policies and procedures that are intended to:

(i)	maintain records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management applied the framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2015 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

We are committed to improving our financial and oversight organization and procedures. During the remainder of 2016 and into 2017, we intend to adopt new accounting and disclosure controls and procedures and improve existing procedures to remedy material weaknesses in our internal control over financial reporting. We also plan to add experienced personnel to our accounting staff, and to add independent directors to our Board of Directors, and to establish an Audit Committee comprised of independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth certain information about our directors and executive officers:

Name	Age	Position

Michael P. Brown	58	Chief Executive Officer, Board Chairman, Director
Garry N. Lowenthal	56	Executive Vice President, Chief Financial Officer, Director
Jason Mitzo	38	Senior Vice President of Sales and Marketing

Michael P. Brown, co-founder of the Company, has been a director and Chief Executive Officer of the Company since our inception in 2010. Mr. Brown has been an accomplished corporate executive forover 20 years while serving in various senior operations, sales and executive positions. His extensive senior management experience includes having been Senior Vice President of Operations, Sales and Marketing at Life Time Fitness from 1997 to 2007, where he successfully managed and oversaw annual revenue growth from $7 Million to $689 Million. In 2001, he attended the Executive MBA course at the University of St. Thomas, and he has also served as a nuclear submarine diver in the United States Navy.

Garry N. Lowenthal, co-founder of the Company,has been a director, Executive Vice President and Chief Financial Officer of the Company since our inception in 2010. Mr. Lowenthal has over 20 years extensive experience in senior operations and key finance management positions, both with private and public companies. He has developed a substantial background with equity capital raising transactions while managing both private placements and public offerings for various corporations. Mr. Lowenthal has served on the national board of Financial Executives International (FEI), the premier professional association for CFOs and other senior financial executives. He also served as past chairman of FEI's national technology committee. Mr. Lowenthal is on the Alumni Advisory Board of the Carlson School of Management/University of Minnesota where he graduated with a Master's Degree in Taxation and Finance and a Bachelor's Degree in Accounting. He also serves as a District Chairman for the Boy Scouts of America.

Jason Mitzo has been Senior Vice President of Sales and Marketing of the Company since February 2012. From 2008 to February 2012, Mr. Mitzo was a Sales Director of Oracle, a Fortune 50 public technology company, where he was the developer and leader of various successful Oracle sales and marketing teams. He has more than 15 years of sales and marketing leadership experience with various software and other technology companies, and he has worked with a wide array of clients on B2C and B2B programs across a broad spectrum of industries. His worldwide business client experience has included InterContinental Hotels Group, Mitsubishi Motors, ECCO, Trek Bicycle Corporation, Alticor/Amway and others. He also is the Founder of The Social 360, an online marketing agency based in Minneapolis/St. Paul.

Director Relationships

There are no family relationships among or between any of our officers and directors.

None of our directors is a director of any other company having a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of the Securities Exchange Act, or of any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors and executive officers have not been involved in any of the following legal proceedings during the past ten years:

i)

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

ii)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

iii)

being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining or otherwise limiting the involvement of the person from any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

iv)

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

v)

being subject of, or a party to, a federal or state judicial or administrative order, judgment, or decree or finding, not subsequently suspended, reversed or vacated, relating to an alleged violation of any federal or state securities or commodities laws or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

vi)

being subject of or party to any sanction or order, not subsequently suspended, reversed or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Committees

Currently we do not have any designated director committees due to the small size of our Board of Directors. Our entire Board of Directors performs the functions of an audit committee, including approving the annual selection of our independent auditing firm.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any such Section 16(a) forms during or respect to the year ended December 31, 2015, none were required to be filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. We currently are in the process of developing a Code of Ethics which when adopted will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2015 and 2014 regarding all compensation paid to, awarded to, and earned by each individual who served as our chief executive officer and as our two most highly compensated executive officers other than our chief executive officer. These three individuals are sometimes referred to as the "named executive officers."

Name and Position	Year	Salary	Bonus	Option Awards		Stock Awards			Total

Michael P. Brown	2015	$240,000	---	---		$	---		$240,000
Chief Executive Officer	2014	$180,000	---	---			$543,250	(1)	$723,250

Garry N. Lowenthal
Executive Vice President	2015	$150,000	---	---			$67,500	(2)	$217,500
and Chief Financial Officer	2014	$120,000	---	---			$125,875	(2)	$245,875

Jason Mitzo (3)	2015	$110,960	---	---			---		$110,960
Senior Vice President of	2014	$100,000	---	$10,075	(4)		---		$110,075
Sales and Marketing

(1)	Represents the value of stock award grants in 2014 of 2,050,000 common shares.

(2)	Represents the value of stock award grants in 2014 of 475,000 common shares, and in 2015 of 150,000 shares.

(3)	Mr. Mitzo does not have a written employment agreement with the Company. His annual salary was increased to $130,000 as of September 1, 2015.

(4)	Represents the value of stock options to purchase 77,500 shares vesting over 4 years based on the option anniversary date of each year, of which 19,375 shares vested in 2015.

Executive Compensation Overview

Our executive compensation program historically has consisted of a combination of base salary and stock-based compensation in the form of common stock awards and options. Our executive officers and other salaried employees are also eligible to receive health and certain other fringe benefits.

As we make the transition from a private company to a publicly-traded company, we will evaluate our compensation values, philosophy, plans and arrangements as circumstances require. At a minimum, we expect to review executive compensation annually with input from our Board of Directors and any future compensation committee established by our Board of Directors. Incident to considering the compensation levels needed to ensure our executive compensation program remains competitive, we also will review whether we are satisfying our retention objectives and the potential costs of replacing key employees.

Employment Agreements With Our Named Executive Officers

On July 1, 2014 the Company entered into three-year term Employment Agreements with Michael P. Brown to serve as our Chief Executive Officer, and with Garry N. Lowenthal to serve as our Executive Vice President and Chief Financial Officer. Mr. Brown's base salary was $15,000 monthly during 2014 and increased to $20,000 monthly on January 1, 2015, and Mr. Lowenthal's base salary was $10,000 monthly during 2014 and increased to $12,500 monthly on January 1, 2015.

If either Mr. Brown or Mr. Lowenthal voluntarily terminate their employment with us or are terminated by the Company "without cause" as defined in the Employment Agreements, they would be entitled to receive severance payments of 12 months of their prevailing base salary, which severance payments would increase to 15 months of their prevailing base salary in the event of any termination other than for cause within one year from a change in control of the Company.

These written employment agreements with Messrs. Brown and Lowenthal provide for the employee to participate in any bonus, health or other benefit plans established by the Board of Directors, and to receive annually a grant of 20 days paid personal time off (PTO) for vacation and sick leave or other absences. These agreements also contain customary clauses governing confidentiality, non-solicitation, invention/IP assignment, arbitration and other matters.

Equity Compensation Plan

In 2011 the Board of Directors and shareholders of our Minnesota Fision subsidiary adopted and approved our 2011 Stock Option and Compensation Plan, as amended on July 18, 2013 and on December 30, 2014 (the "Plan"), which is our only equity compensation plan approved by stockholders. The purpose of the Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding our employees and key consultants performing services for us, and to motivate them to contribute to our growth and profitability.

Issuance of Awards. Under the Plan, the issuance of awards and the persons, terms and conditions regarding any award are determined by our Board of Directors. We have reserved up to 3,100,000 shares of our common stock to satisfy any awards under the Plan which can include one or a combination of stock options, stock appreciation rights (SARs), stock awards, restricted stock, performance shares, or cash.

To date, we have only granted stock option awards under the Plan, and as of December 31, 2015, we had outstanding options under the Plan for a total of 97,500 common shares.

Term and Vesting of Options. Incident to granting an option award, the Board of Directors must fix the term, exercise price, number of option shares, and any applicable vesting conditions or schedule. The Board of Directors retains the right to accelerate vesting of an option anytime for any reason. The maximum term of an option under the Plan is ten years.

Exercise Price and Manner of Exercise. The exercise price for any option granted under the Plan is determined by the Board of Directors, provided that the option price for any Incentive Stock Options intended to qualify under Section 422A of the Internal Revenue Code of 1986 shall not be less than the Fair Market Value of our common stock as of the date of grant. The exercise price may be paid in cash or check, cashless exercise, or tender of our shares already owned by the option holder, with any cashless exercise or tender of shares being based on the fair market value of our common shares on the date of exercise.

Transferability of Awards. Grants of options under the Plan are not transferable other than by will or laws of descent, and can only be exercised by the grantee during his or her lifetime.

Immediate Acceleration. The Plan provides that all options and awards not yet vested will be fully vested, and all performance conditions for restricted stock or performance share awards shall be deemed satisfied, in the event of (i) a change of control wherebya person or related group obtains 40% or more of our common stock, or (ii) a majority of our directors is replaced within 24 months without approval of the existing Board of Directors, or (iii) our stockholders approve a merger or the sale or other disposition of substantially all our assets.

The 2011 Stock Option and Compensation Plan of our Minnesota Fision subsidiary was assumed by the Company under the same terms as existed prior to the Merger.

Outstanding Equity Awards at Fiscal Yearend

The following table sets forth as of the end of fiscal year 2015 all outstanding equity awards held by our named executive officers:

	Number of securities	Number of securities
	underlying	underlying		Option	Option
	unexercised options	unexercised options		exercise	expiration
	(#)exercisable	(#) unexercisable		price($)	date

Michael P. Brown	None	None		---	---
Garry N. Lowenthal	None	None		---	---
Jason Mitzo	19,375	58,125	(1)	$.50	6/30/18

____________

(1)	19,375 shares vest on June 30 of each of 2016, 2017 and 2018.

Director Compensation

The following table provides information for our fiscal year ended December 31, 2015 regarding all compensation paid or awarded to a former director, who was our only director receiving compensation for serving as a director during fiscal year 2015. Our executive officers who are also directors do not receive any compensation for serving in their capacity as a director of the Company.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		All other Compensation	Total

Daniel Frawley(1)	None	None	$1,192.50	(2)	None	$1,192.50
________________

(1)

For serving on the Board of Directors of our Minnesota Fision subsidiary, Mr. Frawley received annual compensation of a stock option grant for 18,000 common shares. He resigned from the Board of Directors of our Minnesota Fision subsidiary in October, 2015. Relating to his past service as a director, Mr. Frawley currently holds fully vested options to purchase a total of 57,000 shares of our common stock.

(2)	Represents the value of options granted to Mr. Frawley.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 31, 2016, by each of our directors, each person known by us to own beneficially 5% or more of our Common Stock, each named executive officer, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned. The address of each beneficial owner is c/o Fision Holdings, Inc., 430 First Avenue North, Suite 620, Minneapolis, MN 55401.

Name	Amount of Common Stock		Percent of Common Stock (1)

Michael P. Brown	14,402,453		46.8%
Garry N. Lowenthal	1,525,758		5.0%
Jason Mitzo	77,500	(2)	0.2%
All directors and officers as a group (3 people)	16,005,711		52.0%

_______________

(1)	Based on 30,782,521 outstanding common shares of the Company as of March 31, 2016.

(2)	Represents 77,500 shares pursuant to a stock option grant.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Since January 1, 2014 we have been involved in the following transactions with related persons, and we believe these transactions occurred on terms as favorable to us as could have been obtained from unrelated third parties.

Information regarding the employment relationship and cash and stock-based compensation of our executive officers during 2015 and 2014 is incorporated herein by reference to the section of this Annual Report entitled "Executive Compensation."

In August 2014, as bonus compensation we issued 1,650,000 shares of our common stock to our Chief Executive Officer, Michael Brown, and 400,000 common shares to our Executive Vice President and Chief Financial Officer, Garry Lowenthal; in December 2014, we issued 475,000 shares of our common stock to them as bonus compensation, including 400,000 shares to Mr. Brown and 75,000 shares to Mr. Lowenthal; in July 2015, we issued 150,000 common shares as bonus compensation to Mr. Lowenthal; and in March 2016, as bonus compensation we issued 375.000 common shares to Mr. Brown and 225,000 common shares to Mr. Lowenthal.

Since the Company has been unable to compensate its two principal officers in cash under the terms of their respective employment agreements, their accrued compensation from time to time has been converted to notes payable bearing interest at 6% per annum. As of December 31, 2015, Mr. Brown was owed $996,825 on his note payable including accrued interest, and Mr. Lowenthal was owed $114,496 on his note payable including accrued interest. Effective December 31, 2015, Mr. Brown converted $925,000 of his outstanding note payable into 1,423,077 shares of our common stock at $.65 per share, resulting in a balance of $71,285 owed to him as of December 31, 2015.

Regarding former director Daniel Frawley's past service for three years as a non-employee independent director of the Company, we compensated him annually with warrants for 18,000 shares of our common stock having a term of four years and vesting ratably during each year, and we also agreed to a cash payment of $750 for each meeting of the Board of Directors attended by him. During 2012, he was granted a warrant, now fully vested, to purchase 18,000 shares exercisable at $.50 per share; during 2013 he was granted a warrant, now fully vested, to purchase 18,000 shares exercisable at $.265 per share, and during 2014 he was granted a warrant, now fully vested, to purchase 18,000 shares exercisable at $.265 per share. Prior to his resignation in 2015, an additional 3,000 shares was vested incident to his 2015 warrant, exercisable at $.65 per share, resulting in his now holding fully vested warrants to purchase a total of 57,000 common shares. Mr. Frawley did not receive any cash payments from us for his service as a director, since during that time our Board of Directors conducted all necessary corporate actions and resolutions through statutory written consents pursuant to Delaware law rather than holding meetings.

Related Party Transaction Policy

Our Board of Directors has no formal written policy regarding related-party transactions, but rather follows the requirements of state law applicable to such transactions. In particular, after full disclosure of all material facts, review and discussion, our Board of Directors approves or disapproves such transactions. No director is allowed to vote for approval of a related-party transaction for which he or she is the related party, but shall provide all material information concerning the related-party transaction and the director's interest in the transaction.

Director Independence

None of our current directors is an independent director.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Patrick D. Heyn, CPA, P.A. for fiscal years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees	$20,000	$15,000
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	---	---

Total	$20,000	$15,000

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2015 and 2014 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors Fision Corporation

I have audited the accompanying balance sheet of Fision Corporation, as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fision Corporation, as of December 31, 2015 and 2014 and results of its operations and its cash flows for each of the two years in the period, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Patrick D. Heyn. CPA, P. A.

Atlantis, Florida

April 15, 2016

FISION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2014	2015
ASSETS

Current assets:
Cash and cash equivalents	$2,924	$8,495
Accounts receivable, net	55,929	32,134
PrePaid Expenses		15,318
Total current assets	58,853	55,947

Property and equipment, net	21,630	7,754

Other Assets:
Deposits	6,456	6,456
Total assets	$86,939	$70,157

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,282,642	$185,172
Note payable and accrued interest - related party	702,700	445,224
Notes payable	1,707,420	986,082
Total current liabilities	3,692,762	1,616,478

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 19,662,809 and 27,797,950 shares issued and outstanding, respectively	1,967	2,780
Additional paid in capital	4,753,742	9,071,663
Accumulated deficit	(8,361,532)	(10,620,764)
Total stockholders' deficit	(3,605,823)	(1,546,321)
Total liabilities and stockholders' deficit	$86,939	$70,157

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2015

Revenues	699,110	604,799
Cost of sales	138,664	136,856
Gross margin	560,446	467,943

Operating Expenses:
Selling and marketing	1,562,348	620,288
Development and support	437,787	232,476
General and administrative	1,062,762	1,569,020
Total operating expenses	3,062,897	2,421,785

Loss from operations	(2,502,451)	(1,953,842)

Other expense:
Interest expense	(281,593)	(305,390)
Total other expense	(281,593)	(305,390)

Net loss before income taxes	(2,784,044)	(2,259,232)

Provision for income taxes	-	-
Net loss	$(2,784,044)	$(2,259,232)

Net loss per share - basic and diluted	$(0.18)	$(0.10)

Weighted average number of shares outstanding - basic and diluted	15,151,207	22,655,221

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained
	Preferred	Preferred	Common	Common	Paid in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2013	-	-	15,350,309	1,535	2,999,782	(5,577,488)	(2,576,171)

Common stock issued for cash	-	-	377,359	38	99,962	-	100,000
Stock issued for services	-	-	3,935,141	394	1,042,418	-	1,042,812
Warrants granted for services	-	-	-	-	611,580	-	611,580
Net loss	-	-	-	-	-	(2,784,044)	(2,784,044)
Balance, December 31, 2014	-	-	19,662,809	1,967	4,753,742	(8,361,532)	(3,605,823)

Common stock issued for cash	-	-	1,930,188	193	729,807	-	730,000
Stock issued for services			1,714,431	171	616,717	-	616,888
Warrants granted for services					331,603		331,603
Conversion of notes payable and accrued interest			4,190,522	419	2,639,824		2,640,243
Acquisiotion of the net assets and liabilities DE Acquistion			300,000	30	(30)		-
Net loss	-	-	-	-	-	(2,259,232)	(2,259,232)
Balance, December 31, 2015	-	-	27,797,950	2,780	9,071,663	(10,620,764)	(1,546,321)

The accompanying notes are an integral part of theses audited financial statements.

FISION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,784,044)	$(2,259,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	1,042,812	635,605
Depreciation	23,671	18,592
Stock warrants issued for services	611,850	948,419
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(19,250)	33,795
Other receivable	-	-
Prepaid expenses	-	(15,318)
Increase (decrease) in:
Accounts payable & accrued expenses	361,749	(267,758)
Net cash used in operating activities	(763,212)	(911,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,716)
Net cash used In investing activities	-	(4,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(112,000)
Proceeds from note payable	430,921	-
Proceeds from related party notes	222,147	295,112
Proceeds on line of credit	-	3,069
Proceeds from issuance of common stock	100,000	730,000
Net cash provided by financing activities	753,068	921,418

Net (decrease) in cash	(10,144)	5,568

Cash at beginning of year	13,068	2,924
Cash at end of year	$2,924	$8,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$136	$42,881
Franchise and income taxes	$-	$-
Noncash operating and financing activities:
Conversion of debt and accrued interest to common stock	$1,159,557	$2,640,243

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fision Holdings, Inc. (the "Company") was incorporated under the laws of the state of Minnesota and is in the business of unique automated marketing software which is "cloud" based. The Company has developed and successfully commercialized a unique cloud-based software platform which automates and integrates digital marketing assets and marketing communications, and accordingly "bridges the gap" between marketing and sales of an enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer's number of users and locations where used. The Company's business model provides a predictable and recurring revenue stream for its licensed software allowing for recurring revenue of 83%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management's assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2015, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation ("FDIC") insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At December 31, 2015, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the "Fair Value Topic") which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into six broad levels.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company's assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company's financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair value because of the short maturity of those instruments.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. Delinquent accounts are written-off when the likelihood for collection is remote and/or when the Company believes collection efforts have been fully exhausted and the Company does not intend to devote any additional efforts in an attempt to collect the receivable. The Company adjusts their allowance for doubtful accounts balance on a quarterly basis.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of six (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2015.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. The Company invoices one-time startup costs, such as consolidating and uploading digital assets upon completion of those services. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoices monthly.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

For the years ended December 31, 2014 and 2015, there were 5,142,729 and 1,922,853 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

The company expenses all our research and development operations and activities as they occur.  During  the  fiscal  year  ended  December 31, 2015 we incurred total expenses of $211,495 for research and  development, including $179,135 for internal development by our technology personnel and $32,360 for outsourced work by independent software developers.  In comparison, during the fiscal year ended December 31, 2014 we incurred total expenses of $198,913 for research and development, including $183,750 for internal development and $15,163 for outsourced development.  Development expenses were similar in 2015 compared to 2014 as we completed development of our Fision software platform during 2014.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company's ability to raise additional capital as required.

At December 31, 2015 the Company had a working capital deficiency of approximately $10.8 million and an accumulated deficit of approximately $10.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management intends to raise additional funds thru a private placement or thru the public process. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate funds.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and December 31, 2015 consisted of the following:

	December 31, 2014	December 31, 2015
Accounts receivable	$65,929	$32,134
Less: Allowance for doubtful accounts	(10,000)	0
	$55,929	$32,134

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation, consists of the following at December 31, 2014 and December 31, 2015:

	December 31, 2014	December 31, 2015
Equipment	$89,410	$92,701
Furniture & Fixtures	28,946	28,946
Less: Accumulated Depreciation	(96,726)	(115,318)
Net Fixed Assets	$21,630	$7,754

Depreciation expense

Depreciation expense for the years ended December 31, 2014 and 2015 was $23,671 and $23,655, respectively.

NOTE 6 - NOTES PAYABLE

At December 31, 2015, the Company has total of 11 notes agreements totaling $986,082 with interest rates up to 21%.  At December 31, 2014, $1,652,420 of these notes were in default.  These notes consist of the following:

•

The Company has entered into one (1) convertible notes payable totaling $50,000 and bear interest at 10%. The Company has an option to convert this note at $0.50 per share. This note is in default at December 31, 2015.

•

The Company has entered into three (3) convertible notes payable totaling $321,458 and bear interest at 15% to 21%.  These notes include warrants to purchase the Company's common stock at $0.265 per share for five (5) years.  The maximum number of warrants issued under the agreements total 240,000.  These notes are in default at December 31, 2015.

•	The Company has entered into one (1) secured note payable totaling $150,000 with interest at 14% with a maturity date of June 30, 2016.
•	The Company has entered into seven (7) note agreements with interest rates from 6% to 12% totaling $464,624. Of these notes $78,249 were in default at December 31, 2015.

NOTE 7 - COMMITMENTS & CONTINGENCIES

Lease

The Company currently occupies 4,427 square feet of office space in downtown Minneapolis Minnesota. Terms are on a month to month basis for $7,142 per month including utilities maintenance and cleaning. The Company. Total rent expense under this agreement was $65,623 and $78,565 for the years ended December 31, 2014 and 2015, respectively.

From time to time, we become subject to legal proceedings, claims and litigation arising in the ordinary course of business.  Except for the following legal action involving a former employee, we currently are not a party to any material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results or financial condition should such litigation be resolved unfavorably against us.

We are the defendant in a lawsuit brought by a former employee against us and our two principal executive officers in the United States District Court of Minnesota alleging (i) breach of an employment contract by us relating to employment from late 2012 through March 2014, (ii) various violations by us of certain federal and state employment laws, and (iii) our default on a $50,000 loan to us which was alleged to be assigned from a third party to this former employee.   Our former employee alleges he is entitled to recover legal and equitable damages and relief in the amount of at least $200,000 along with certain statutory penalties and attorney's fees and costs.  We believe and consider this lawsuit is unwarranted and without merit except for approximately $30,000 which is owed to our former employee pursuant to a written termination of his employment accepted and agreed to by him in 2014.  We have answered this lawsuit and denied these unwarranted claims, and we intend to vigorously defend the lawsuit or settle it to our satisfaction.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

At December 31, 2014 and 2015, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $4,880,000 and $6,706,000 for Federal and state purposes, respectively. The Federal carryforward expires in 2034 and the state carryforward expires in 2019. Given the Company's history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2014 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014 and 2015, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2011 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2014	2015
Income tax at federal s statutory rate	34.0%	34.0%
Effects of permanate differences	(12.7)%	(11.7)%
Effect of state taxes (net of federal taxes)	4.0%	4.2%
Change in valuation allowance	(25.3)%	(26.5)%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2014 and 2015, the Company's only significant deferred income tax asset was a cumulative estimated net tax operating loss of $4,880,000 and $6,706,000, respectively. Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2014 and 2015.

Utilization of the Company's net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Employment Agreements

The Company has two employment agreements in effect with their chief executive officer and executive vice president. The terms of the agreements include a base salaries of $25,000 per month in 2014 increasing to $32,500 per month January 1, 2015.

Loans

Included in notes payable are amounts due to officers and directors for advances. At December 31, 2014 and 2015, the amounts due related parities was $702,700 and $174,125, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company is authorized the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.0001 par values per share. At December 31, 2014 and 2015, there were 19,662,809 and 27,797,950 outstanding shares of common stock and no outstanding shares of Preferred stock, respectively.

Common shares issued

During the year ended December 31, 2015, the Company issued 8,135,141 common shares. Of this amount 1,930,188 shares were issued for cash of $730,000, 4,190,522 shares were issued for a debt reduction of $2,640,243 and 1,714,431 shares were issued for services which were valued at approximately $616,888. The market price of the stock for services was determined to be the last amount the company raised money for which averaged $0.36 per share.

During the year ended December 31, 2014, the Company issued 4,312,500 shares of common stock. Of this amount 377,359 shares were issued for cash of $100,000 with 3,935,141 shares issued for services equaling $1,042,812. The price per shares in 2014 was determined to be $0.265.

Equity Compensation Plan

In 2011 the Board of Directors and shareholders of our Minnesota Fision subsidiary adopted and approved our 2011 Stock Option and Compensation Plan, as amended on July 18, 2013 and on December 30, 2014 (the "Plan"), which is our only equity compensation plan which was approved by  stockholders.  The purpose of the Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding our employees and key consultants performing services for us, and to motivate them to contribute to our growth and profitability.

Issuance of Awards. Under the Plan, the issuance of awards and the persons, terms and conditions regarding any award are determined by our Board of Directors. We have reserved up to 3,100,000 shares of our common stock to satisfy any awards under the Plan which can include one or a combination of stock options, stock appreciation rights (SARs), stock awards, restricted stock, performance shares, or cash. To date, we have only granted stock option awards under the Plan, and as of December 31, 2015, we had outstanding options under the Plan for a total of 97,500 common share.

Term and Vesting of Options. Incident to granting an option award, the Board of Directors must fix the term, exercise price, number of option shares, and any applicable vesting conditions or schedule. The Board of Directors retains the right to accelerate vesting of an option anytime for any reason. The maximum term of an option under the Plan is ten years.

Exercise Price and Manner of Exercise. The exercise price for any option granted under the Plan is determined by the Board of Directors, provided that the option price for any Incentive Stock Options intended to qualify under Section 422A of the Internal Revenue Code of 1986 shall not be less than the Fair Market Value of our common stock as of the date of grant. The exercise price may be paid in cash or check, cashless exercise, or tender of our shares already owned by the option holder, with any cashless exercise or tender of shares being based on the fair market value of our common shares on the date of exercise.

Transferability of Awards. Grants of options under the Plan are not transferable other than by will or laws of descent, and can only be exercised by the grantee during his or her lifetime.

Immediate Acceleration. The Plan provides that all options and awards not yet vested will be fully vested, and all performance conditions for restricted stock or performance share awards shall be deemed satisfied, in the event of (i) a change of control whereby a person or related group obtains 40% or more of our common stock, or (ii) a majority of our directors is replaced within 24 months without approval of the existing Board of Directors, or (iii) our stockholders approve a merger or the sale or other disposition of substantially all our assets.

The 2011 Stock Option and Compensation Plan of our Minnesota Fision subsidiary was assumed by the Company under the same terms as existed prior to the Merger.

FISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Warrants

The Company has the following outstanding warrants to purchase the Company's common stock at December 31,

	Number of	Exercise	Weighted Average	Average Grant Date
	Shares	Price	Exercise price	Fair value
Balance at December 31, 2013	1,517,721	0.25-1.00	0.41	0.18
Granted	158,250	0.22-.078	0.36	0.09
Forfeited or cancelled	(43,500)	0.68-0.78	(0.75)	(0.17)
Balance December 31, 2014	1,632,471	0.25-1.00
Granted	2,133,973	0.20-1.00	0.51	0.17
Forfeited or cancelled	-	-
Balance December 31, 2015	3,766,444
Exercisable	16,000

NOTE 11 - SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company plans to evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an eventual SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Subsequent to December 31, 2015, through April 15, 2016, the Company sold shares of its common stock resulting in proceeds of $620,000 used for general working capital purposes.

NOTE 12 - CONCENTRATIONS

For the year ended December 31, 2015 four customers and for the year ended December 31, 2014 five customers each accounted for more than 10% of our revenues. Combined these customers represented slightly over 50% of the Company's revenue during each of 2014 and 2015. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among the registrant, DE6 Newco Inc, a Minnesota corporation, and Fision Holdings, Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on December 10, 2015)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant's Form 10 filed on 4/6/2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of registrant's Form 10 filed on 4/6/2010)

10.1	Employment Agreement with Michael Brown, dated July 7/1/2014 (incorporated by reference to the registrant's Current Report on Form 8-K filed on January 4, 2016

10.2	Employment Agreement with Garry Lowenthal, dated 7/1/2014 (incorporated by reference to the registrant's Current Report on Form 8-K filed on January 4, 2016

10.3	2011 Stock Option and Compensation Plan, as amended 12/30/2014 (incorporated by reference to the registrant's Current Report on Form 8-K filed on January 4, 2016

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: April 15, 2016	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2016	By:	/s/ Michael Brown
Michael Brown, Director
Chief Executive Officer (principal executive officer)

Dated: April 15, 2016	By:	/s/ Garry Lowenthal
Garry Lowenthal
Director, Chief Financial Officer
(principal financial and accounting officer)

45