Form 10-K/A
period 2015-12-31
FISION Corp
filed 2016-04-18
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015 is being filed solely for the purpose of adding the XBRL Data Files to the Form 10-K.

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	XBRL Data Files (filed herewith)

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: April 18, 2016	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 18, 2016	By:	/s/ Michael Brown
Michael Brown
Director, Chief Executive Officer
(principal executive officer)

Dated: April 18, 2016	By:	/s/ Garry Lowenthal
Garry Lowenthal
Director, Chief Financial Officer
(principal financial and accounting officer)