Form 10-Q
period 2016-03-31
FISION Corp
filed 2016-05-12
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

430 First Avenue North, Suite 620 Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

(612) 927-3700

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (#232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FISION CORPORATION

CONOLIDATED BALANCE SHEETS

As of December 31, 2015 and March 31, 2016

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$378,197	$8,495
Accounts receivable, net	50,253	32,134
Prepaid Expenses	9,404	15,318

Total Current Assets	437,854	55,947

Property and equipment, net	7,795	7,754

Other Assets:
Deposits	6,456	6,456

Total Assets	$452,105	$70,157

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses	$444,055	$349,752
Other current liabilities	$281,100	$280,645
Note payable and accrued interest - related party	144,322	174,125
Notes Payable	811,957	811,957

Total Current Liabilities	1,681,434	1,616,478

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 30,782,521 and 19,662,809 shares issued and outstanding, respectively	3,078	2,780
Additional paid in capital	10,643,865	9,071,663
Accumulated deficit	(11,876,272)	(10,620,764)

Total Stockholders' Equity	(1,229,329)	(1,546,321)

Total Liabilities and Stockholders' Equity	$452,105	$70,157

The accompanying notes are an integral part of these financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

REVENUE	122,185	135,138

COST OF SALES	30,664	39,307

GROSS MARGIN	91,521	95,830

OPERATING EXPENSES
Sales and Marketing	456,521	143,855
Development and Support	271,875	54,124
General and Administrative	586,938	138,045

TOTAL OPERATING EXPENSES	1,315,334	336,024

OPERATING LOSS	(1,223,813)	(240,193)

INTEREST EXPENSE	31,694	55,382

OTHER INCOME / (EXPENSE)	0	0

NET LOSS	(1,255,507)	(295,575)

Net loss per common share - basic and diluted	$(0.045)	$(0.015)

Weighted average common shares outstanding: Basic and diluted	28,128,077	19,662,809

The accompanying notes are an integral part of these financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,255,507)	$(295,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	922,500	-
Depreciation	1,352	5,766
Stock warrants issued for services	30,000	7,000
Changes in Operating Assets and Liabilities	-	-
(Increase) decrease in:
Accounts receivables	(18,120)	54
Other receivable	-	-
Prepaid expenses	5,914	-
Deposits	-	-
Increase (decrease) in:
Accounts payable & accrued expenses	94,729	65,842
Net Cash Used in Operating Activities	(219,131)	(216,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,393)	-
Net Cash Used In Investing Activities	(1,393)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(32,373)	(13,810)
Proceeds from note payable	-	224,200
Proceeds from related party notes
Repayments on line of credit	2,598	(125)
Proceeds from issuance of common stock	620,000	-
Net Cash Provided by Financing Activities	590,225	210,265

Net (Decrease) Increase in Cash	369,702	(6,648)

Cash at Beginning of Period	8,495	2,924
Cash at End of Period	$378,197	$(3,724)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$1,633	$1,449
Franchise and Income Taxes	-	-
Noncash operating and financing activities:
Common Stock Issued for Services	$922,500	$-
Common Stock Warrants Issued for Services	$30,000	$7,000

The accompanying notes are an integral part of these financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Fision Corporation, (formerly DE 6 Acquisition, Inc.), a Delaware corporation (the "Company") was incorporated on February 24, 2010, and was inactive until December 2015 when it merged with Fision Holdings, Inc., a Minnesota operating business based in Minneapolis, Minnesota. As a result of the merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated under the laws of the State of Minnesota in 2010, and has developed and successfully commercialized a unique cloud-based software platform which automates and integrates digital marketing assets and marketing communications to "bridge the gap" between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer's number of users and the locations where used. The Company's business model provides a consistent and recurring revenue stream resulting in a high percentage of recurring revenues.

The terms "Fision," "we," "us," and "our," refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the SEC. Certain information and note disclosures which are included in annual financial statements have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim unaudited financial statements are adequate to make the information not misleading.

Although these interim financial statements as and for the three months ended March 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2015, included in our annual report on Form10-K filed with the SEC on April 15, 2016.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31, 2016 and December 31, 2015, we had outstanding stock options to purchase 77,500 and 77,500 shares respectively and warrants to purchase 3,891,075 and 3,771,075 shares respectively that are anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company's financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company's financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the Company's financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases" which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company's financial position, results of operations and cash flows.

Principles of Consolidation

These consolidated interim financial statements include the accounts of Fision Corporation, a Delaware corporation, and its wholly-owned Minnesota subsidiary, and all material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

GAAP accounting principles require our management to make estimates and assumptions in the preparation of these interim financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and assumptions.

The most significant areas requiring management judgment and which are susceptible to possible later change include our revenue recognition, cost of revenue, allowance for doubtful accounts, valuations of property and equipment, stock-based compensation, fair value of financial instruments, derivative securities, goodwill and other intangible assets, research and development, impairment of long-lived assets, and income taxes. The accounting policies for these areas are discussed following these Notes in the Item 2 section of this quarterly report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015 we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended March 31, 2016, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain any bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the three months ended March 31, 2016, only two customers exceeded 10% of our revenues, with revenue from the largest one, a new customer, being primarily based on one-time implementation and set-up fees. We do not believe that currently we face any material customer concentration risks, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its future ability to achieve and maintain profitable operations, and to raise additional capital as required until it attains profitable operations.

At March 31, 2016 the Company had a working capital deficiency of approximately $1.24 million and an accumulated deficit of approximately $11.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited quarterly financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management is in the process of raising funds and otherwise addressing its ability to continue as a going concern, and management believes that its actions being taken to raise needed capital and implement its business plan will enable the Company to continue as a going concern.

NOTE 3 – NOTES PAYABLE

At March 31, 2016 the Company was indebted under various Notes Payable in the total amount of $1,151,458 including accrued interest, and the majority amount of the Notes are matured and past due. A tabulated summary of these outstanding Notes is set forth in the following Item 2 section of this quarterly report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Notes Payable	Amount Owed*
Decathlon LLC - Senior Secured Note, due 6/30/16, interest at 14%	$153,789
Forte Ventures, Secured Note, all past due, interest at 15-21%	374,531
Hawkins Ventures, Secured Note, all past due, interest at 18%	91,779
Nottingham Securities Inc., due 6/30/16, interest at 10%	193,492
Nexeon Note, all past due, interest at 10%	28,826
Note payable to individual investor, all past due, interest at 12%	71,101
Note payable to individual investor, all past due, interest at 10%	63,790
Note payable to individual investor, all past due, interest at 6%	3,335
Notes payable to two principal officers, due on demand, interest at 6%	144,322
Note payable to individual investor, due 6/30/16, interest at 12%	26,493
Total	$1,151,458

________________

*	Includes accrued interest

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease 4,427 square feet of office, development and operational spaces in Minneapolis, Minnesota on a month-to-month basis for $7,142 per month including utilities, maintenance and cleaning. Rent paid for the three-month periods ended March 31, 2016 and December 31, 2015 were respectively $21,748 and $21,427.

Employment Agreements

We have two written employment agreements in effect with our two principle executive officers, including provisions for base salary, discretionary bonuses, severance provisions and other employee benefits. The salary terms of these agreements include aggregate monthly salaries of $32,500 per month.

Litigation

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

NOTE 5 – 2016 PLAN AND STOCK PAYMENT AWARDS

In March 2016, the Board of Directors of the Company adopted our 2016 Equity Incentive Plan ("2016 Plan") which was registered with the SEC pursuant to a Registration Statement on Form S-8 effective on March 30, 2016. This 2016 Plan reserved 2,500,000 shares of our common stock for grants of incentive awards from time to time to eligible participants, including option awards, restricted stock awards, or stock awards. Eligible participants under the 2016 Plan include employees, directors and consultants or advisors of the Company. In March 2016, our Board of Directors granted stock payment awards under the 2016 Plan for the issuance of an aggregate of 1,250,000.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2016 there were 30,782,521 outstanding shares of common stock and no outstanding shares of preferred stock.

Common Shares Issued

As stated in the foregoing Note 5, the Company issued a total of 1,250,000 common shares as stock payment awards under its 2016 Plan valued in total at $812,500. These stock payment awards were issued for management bonuses, development and support services, marketing services, and professional services based on a valuation of $.65 per share.

During the first quarter of 2016, the Company also sold and issued a total of 1,434,615 common shares in private placement transactions to raise working capital, and incident thereto raised net proceeds of $620,000.

In February 2016, the Company issued 25,000 common shares for marketing services valued at $10,000; and in March 2016, the Company issued 250,000 common shares for financial services valued at $100,000.

Warrant Issued

In March 2016, pursuant to a one-year marketing agreement, the Company issued a five-year Warrant for marketing services to purchase up to 120,000 common shares exercisable at $.50 per share anytime in whole or in part until expiration of the Warrant, and which Warrant was valued at $30,000 pursuant to our Black Scholes valuation model. We calculated the price per share of the warrants at $0.25 per share per the Black Scholes valuation model.

NOTE 7 – RELATED PARTY TRANSACTIONS

Our Notes Payable at March 31, 2016 include the conversion of unpaid compensation owed to our two principal executive officers in the amount of $144,322. The notes payable on demand have an interest rate of 6% per annum.

The Stock Payment Awards granted by us in March 2016 under our 2016 Equity Incentive Plan included executive bonus awards of 375,000 common shares to our CEO valued at $243,750, and 225,000 common shares to our CFO valued at $146,250. We valued the stock payment awards at $0.65 per share which is the same market price per share of previous stock sales by the Company. There are no vesting provisions associated with these stock payment awards to our CEO or CFO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are many statements in this Quarterly Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by terminology such as "believe," "may," "intend," "plan," "will," "could," "expect," estimate," "strategy," and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider the specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

At the effective time of the December 2015 Merger of our Delaware Corporation with our wholly-owned Minnesota corporation, each common share of Fision Holdings, Inc., the Minnesota corporation, was converted automatically into one share of common stock of FISION Corporation, the Delaware corporation. In addition, all pre-merger outstanding derivative securities of the Minnesota corporation that were exercisable, convertible or exchangeable into its common stock were exchanged automatically for similar derivative securities of the Delaware corporation based upon equivalent share amounts, exercise or conversion prices, and other terms as existed under the pre-merger derivative securities of the Minnesota corporation.

As a result of the Merger, pre-merger shareholders plus pre-merger holders of derivative securities of the Delaware corporation owned as of the closing of the Merger less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved stock for derivative securities.

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

We are a global cloud-based software development and licensing company offering a proprietary software platform to automate many marketing functions in order to promote and improve sales enablement of any entity. Our innovative software system is readily scalable to adapt to fast business growth of any customer, regardless of size. Since our founding, we have been engaged primarily in the development of our software platform along with commercializing, servicing and supporting our initial customer base. Except for future customary software enhancements and periodic upgrades, the development of our automated marketing platform has been completed.

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

Our Customers - Our current and targeted customer base ranges across diverse industries of all sizes, including banks and other financial institutions, insurance companies, hotels and other hospitality enterprises, healthcare and fitness companies, telecommunications companies, software and other technology companies, and numerous other companies selling familiar branded products or services.

Our potential customer base is global and virtually unlimited, since our automated marketing software solutions are totally cloud-based and scalable, and provide a multitude of digital tools and solutions which can benefit any company selling products or services, regardless of their size. Our customers typically "stick" with us and our Fision platform, and accordingly we have received substantial recurring revenues from them on a consistent basis. Certain key customers have maintained written contracts with us for several years, including PostNet and the Vitality Group/Discovery Holdings. During recent years, we have continued to realize recurring revenues from Grand Casino and IronPlanet, since 2014, and Summit Reinsurance, Frontier Communications, and Vitality Health/PruHealth since 2015.

Our current ongoing commercial negotiations with prospective customers include a considerable number of other potential new clients, and we expect to close material contracts with 3-4 of them in the near future.

Cloud-Based Platform - Since 2011, storage and operation of our software solutions along with the digital marketing assets and related data of our customers have been outsourced by us to take place in the "cloud." Providers of cloud services are typically referred to as "virtual servers" since they provide all digital data storage and software application services to their clients. The cloud-based service provider used by us now and for the past couple years is an established Minneapolis-based company, which offers readily scalable and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us. We do not have a formal long-term contract with our cloud service provider, but rather we pay approximately $6,100 monthly on a month-to-month basis for these services and our position in their cloud.

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data, with our cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of the cloud is vital to our cost of doing business. In addition, we believe that our highly qualified and experienced cloud provider is more effective in delivering our automated software solutions to our customers than we could perform in any event

Employees - We currently have eight (8) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales, Controller/Office Manager, Customer Support Specialist, Marketing Manager and two Programmer/Developers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. We also intend to add a few new employees soon to support our projected business plan and growth.

Properties - Our corporate headquarters and development and operational facilities are located in a large office building in downtown Minneapolis, Minnesota, and since 2010 we have occupied 4,427 square feet of this building. We lease these spaces on a month-to-month basis for $7,142 per month including rent, utilities, maintenance and cleaning services. We do not own any real estate.

Our computer hardware servers and other technology development equipment as well as considerable office and administrative equipment, furniture and supplies are also located in our Minneapolis facility. We believe that our current facilities and equipment are adequate to satisfy our current operations and to support substantial future growth.

Revenue Model - Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts prevents us from receiving consistent revenues or accurately forecasting our future revenue stream, particularly since each new contract provides substantial one-time start-up revenues from prescribed initial set-up and integration fees. Assuming our business and number of customers under license continue to grow as projected by us, however, we believe that within a couple years the timing and sales cycle involved in closing new customers will not affect materially our current or forecasted revenue stream.

We generate our revenues primarily from customer payments having a license to access and use our proprietary marketing software platform, which payments include recurring monthly fees and an initial one-time set-up and integration fee payable to us at the outset of the license. Regarding secondary revenues from one-time custom software projects, for processing emails or any other services provided to our customers, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies because the services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectability of revenues is reasonably assured.

A substantial majority of our revenues have been and are "sticky" and thus of a recurring nature. Most of our customers have remained with and consistently used our software platform once they have integrated it into their digital marketing model and experienced the special benefits provided from our cloud-based Fision platform.

Marketing Model - We have marketed, sold and licensed our proprietary software products primarily through our direct sales force including management and other direct sales personnel. We generate our revenues primarily from software licensing contracts obtained by our sales force. These written and binding contracts typically have terms of one to three years and require prescribed monthly fees based on the customer's number of end users and locations where used. We have outstanding licensing contracts with fourteen (14) customers, and we currently are engaged in various stages of contract negotiation with or procurement of a substantial number of prospective large new customers.

In late 2014, we implemented a secondary sales channel which involves targeting independent national sales agencies to sell (license) our branded software products as agents paid based on their actual sales. We regard and refer to these sales agencies as our "channel partners." To date we have entered into three channel partner arrangements with experienced agencies, and we have already realized material revenues from their sales efforts.

We operate and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Intellectual Property (IP) Protection -- We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We currently have three patent applications involving our software technology that we believe are significant, which are filed and pending with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on all of them.

Inflation and Seasonality - We do not consider our operations and business to be materially affected by either inflation or seasonality.

Segment Reporting - The Company has determined that it operates in only one segment of its industry.

Critical Accounting Estimates and Policies

Principles of Consolidation -- Regarding our wholly-owned Minnesota Fision subsidiary, as well as any future acquisitions that would become our wholly-owned or majority-owned subsidiaries, our financial statements will be presented on a consolidated basis with all intercompany transactions and balances eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make certain material estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates materially. These accounting estimates and assumptions may be material to us and our financial statements due to the levels of subjectivity and judgment involved.

Certain estimates made in connection with our accompanying financial statements include our estimated reserve for doubtful accounts receivable, valuations used for stock-based compensation, fair value determinations in connection with our analysis of long-lived assets for impairment, and estimated useful lives for intangible assets and property and equipment.

Our revenue model is based on our receiving a consistent and high percentage of recurring revenue from long-term customers under written contract to license and use our Fision software platform. If our future revenues were to include a substantially lower percentage of recurring revenues than has been our experience to date, our anticipated future gross profit margins could be materially lower, which would adversely affect our financial condition and results of operations.

Our estimated valuations for stock-based compensation grants are based primarily on the price at which we have sold common stock in whatever private placement is nearest to the date of grant. Such valuations could vary substantially from quoted prices for our common stock in any future publicly trading market obtained by us.

Accounts Receivable - The Company maintains allowances for potential credit losses on accounts receivable. In connection with the preparation of our financial statements, management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment patterns, and current economic trends in order to evaluate the adequacy of these allowances. Accounts determined to be uncollectible are charged to operations when that determination is made.

Research and Development - We expense all our research and development operations and activities as they occur. Since inception, we have committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of our proprietary software platform. Our development activities are conducted both internally from our Minneapolis headquarters facility by our experienced and well-qualified development programmers and software architects, and externally from outsourced contracts with experienced independent software development companies and individuals. We own considerable servers and other computer equipment located at our Minneapolis facility, which are used by our development personnel to develop and enhance our marketing software platform.

Property and Equipment -- Property and equipment are capitalized and stated at cost, and any additions, renewals or betterments are also capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. If property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from our accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

Furniture and fixtures	5 years

Computer and office equipment	5 years

Goodwill - In the event of any future acquisitions of businesses by us, we most likely will need to account for goodwill. Goodwill represents the excess of the purchase price over the underlying net assets of the acquired business. Under established accounting requirements, we will not amortize any goodwill but rather will subject it to at least annual impairment tests to determine whether any impairment adjustments are necessary.

Derivative Securities - We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary re-valued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use an option pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments - FASB ASC Topic 820 requires disclosure of and defines fair value of financial instruments, and also establishes a three-level valuation hierarchy for these disclosures. The carrying amounts reported in a balance sheet for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between their origination and their expected realization and their current market rate of interest. The three levels of valuation hierarchy for fair value determinations are defined as follows:

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

Revenue Recognition - A substantial majority of our revenues are derived from our customers having written licensing agreements with us, which revenues are recognized by us on a one-time or monthly basis as specified in these written contracts. Regarding secondary revenues from one-time custom software projects or any other services provided to our customers, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies because the services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectibility of revenues is reasonably assured.

Cost of Revenue - Cost of revenue primarily represents third-party hosting, data storage and other services provided by our cloud service provider, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of revenue relating to our cloud services is recognized monthly under our current month-to-month arrangement with our cloud service provider.

Stock-Based Compensation - We record stock-based compensation in accordance with FASB ASC Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black-Scholes model to measure the fair value of options and warrants.

Income Taxes - We account for income taxes in accordance with the asset and liability method of accounting for income taxes, whereby any deferred tax assets are recognized for deductible temporary differences and any deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Earnings (Loss) Per Share - Earnings (loss) per share is calculated in accordance with ASC Topic 260, which provides that basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share is based on the assumption that all dilutive convertible shares, options, and warrants were exercised. Dilution is computed by applying the treasury stock method, which provides that options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if the funds obtained thereby are used to purchase common stock at the average market price during the period.

Long-lived Assets - We evaluate the recoverability of our identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by us in determining whether the carrying value of these assets may not be recoverable include, but are not limited to: significant changes in performance from the assets relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in our business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value.

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

Results of Operations – Fiscal Quarters Ended March 31, 2016 and March 31, 2015

Revenue - Revenue totaled $122,185 for the quarter ended March 31, 2016 compared to revenue of $135,138 for the comparable quarter ended March 31, 2015, which small decrease of $12,953 was attributable primarily to our receiving less non-recurring revenue in the quarter ended March 31, 2016.

Cost of Revenue – Cost of revenue for the quarter ended March 31, 2016 was $30,664 (25% of revenue) compared to cost of revenue of $39,307 (29% of revenue) for the comparable quarter ended March 31, 2015, which percentage of revenue was relatively similar for these two quarters.

Gross Margin – Gross margin for the quarter ended March 31, 2016 was $91,521 compared to $95,830 for the quarter ended March 31, 2015, which small decrease was attributable to lower revenue in the 2016 quarter. Gross margin as a percentage of revenue was 75% for the first quarter of 2016 compared to 71% for the first quarter of 2015. In future periods, we expect that our gross margin percentage will remain as high or higher than the range in these first quarters of 2016 and 2015.

Operating Expenses - Operating expenses totaled $1,315,334 for the quarter ended March 31, 2016 compared to $336,024 for the quarter ended March 31, 2015. This large increase of $979,310 for the first quarter of 2016 was due in large part to substantially increased general and administrative expenses for financial and professional services and management bonuses related to the Merger and becoming a SEC publicly reporting company, and due to a lesser extent to increased development and marketing costs to improve and enhance the Fision platform and provide more marketing and sales resources to increase our outreach to targeted prospective new customers.

Interest Expense – Interest expense totaled $31,694 for the quarter ended March 31, 2016 compared to $55,382 for the quarter ended March 31, 2015, which decrease was due to substantially less outstanding debt in the 2016 quarter.

Net (loss) -- Our net (loss) for the quarter ended March 31, 2016 was $(1,255,507) compared to $(295,575) for the quarter ended March 31, 2015, which substantially greater loss in the 2016 first quarter was due in large part to increased one-time general and administrative expenses related to the Merger and becoming a publicly reporting company, and also due to increased marketing and development costs to improve and enhance the Fision platform and provide more marketing and sales resources to support and increase our outreach to targeted prospective new customers.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities, and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of our common stock, and common stock issued to satisfy outstanding indebtedness and to pay for development, marketing, management, professional and other services.

We will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. A majority of our outstanding debt is matured and past due. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness.

As of March 31, 2016, we had total current liabilities of $1,681,434, including Notes Payable with accrued interest of $1,151,458. Following is a summary of our current outstanding Notes Payable indebtedness as of March 31, 2016:

Category of Notes Payable	Amount Owed*
Decathlon LLC - Senior Secured Note, due 6/30/16, interest at 14%	$153,789
Forte Ventures, Secured Note, all past due, interest at 15-21%	374,531
Hawkins Ventures, Secured Note, all past due, interest at 18%	91,779
Nottingham Securities Inc., due 6/30/16, interest at 10%	193,492
Nexeon Note, all past due, interest at 10%	28,826
Note payable to individual investor, all past due, interest at 12%	71,101
Note payable to individual investor, all past due, interest at 10%	63,790
Note payable to individual investor, all past due, interest at 6%	3,335
Notes payable to two principal officers, due on demand, interest at 6%	144,322
Note payable to individual investor, due 6/30/16, interest at 12%	26,493
Total	$1,151,458

________________

*	Includes accrued interest

As of March 31, 2016, we had $378,197 in cash, which we believe will be sufficient along with our projected revenue to last until January 2017. We will need to continue raising capital, however, to support our future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy on a consistent basis. As of March 31, 2016 we had accounts receivable of only $50,253 and a working capital deficiency of $1,243,580. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through (i) loans from management and from financial and other lenders, (ii) stock-based compensation issued to employees and for consulting, outsourced software, and professional services, (iii) common stock issued to satisfy outstanding loans and accounts payable/accrued expenses, and (iv) equity sales of our common stock.

In 2014 we raised working capital consisting of debt proceeds from short-term loans of $653,068 and equity proceeds from sales of common stock of $100,000. Also in 2014, we issued common stock to pay for employee and outside services of $1,042,812.

In 2015 we raised working capital consisting of equity proceeds from sales of common stock of $730,000. Also in 2015, we issued common stock to satisfy and convert to equity outstanding loans and accounts payable of $2,640,243, and we issued common stock for consulting, financial and professional services valued at $635,605.

During the first quarter of 2016, we raised working capital of $620,000 from sales of common stock, and we issued common stock for management bonus, marketing, development consulting, and financial and professional services valued in the aggregate at $922,500.

Net Cash Used in Operating Activities - We used $219,281 of cash in operating activities for the quarter ended March 31, 2016 compared to $216,913 of cash used in operating activities in the quarter ended March 31, 2015, which was basically the same for these 2016 and 2015 first quarters.

Net Cash Used in Investing Activities - During the quarter ended March 31, 2016, we used $1,393 for investing activities for an equipment purchase compared to no cash used for investing activities during the quarter ended March 31, 2015.

Net Cash Provided by Financing Activities - During the quarter ended March 31, 2016, we were provided by financing activities with $622,748 through sales of common stock of $620,000 and $2,748 from a bank line-of-credit, offset by use of $32,373 repayment on a note payable. In comparison, during the quarter ended March 31, 2015, we were provided by financing activities with loan proceeds of $224,200 from a note payable, offset by use of $13,935 repayments on a note payable and our bank line of credit.

Going Concern

Our financial statements for the first quarter ended March 31, 2016 have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2015, we incurred a net loss of $2,259,232, and we had an accumulated deficit of $10,620,764 as of December 31, 2015. And for the first quarter ended March 31, 2016, we continued to incur a substantial net loss of $1,255,507. As of March 31, 2016, we had outstanding current liabilities of $1,681,434 including Notes and related accrued interest of $1,151,458, a majority of which are overdue. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Going Concern Strategy

In late 2014, our management formulated the following comprehensive strategy to support our continuance as a going concern:

1)

Engaging proactively with our various lenders and other creditors (i) to keep them informed and updated on the high quality of our Fision platform and our strategy for future revenue growth and profitability, and (ii) to convince them not to commence any legal proceedings relating to their matured loans or other overdue accounts while we are restructuring and improving our financial position;

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

We believe that over the past year and more, we have for the most part accomplished our general strategy for our continuation as a going concern. We negotiated and converted an aggregate of $2,640,243 of our outstanding loans and accounts payable/accrued expenses to equity for 4,190,522 shares of our common stock, effective upon the closing of the Merger on December 28, 2015. We have completed the Merger, resulting in our becoming a public reporting company with the SEC. We are now undergoing the processes necessary to obtain a ticker symbol and quotations to enable our common stock to be publicly-traded in an established over-the-counter (OTC) market. And during 2015 and the first quarter of 2016, we raised a total of $1,350,000 through private placement sales of our common stock to provide working capital to support our operations. We currently have approximately $1.2 million in unpaid matured notes payable and notes that mature in June 30, 2016. To date, none of our lenders has commenced or threatened any legal action relating to these notes

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2016, as of March 31, 2015, or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Moreover, the design of any disclosure controls and procedures is based in large part upon certain assumptions regarding the likelihood of future events, and there can be no assurance than any such design will succeed in achieving its stated goals under all potential future conditions.

Our management will apply its best judgment in evaluating the cost-benefit relationship of any disclosure controls and procedures adopted by us. The design of our disclosure controls and procedures must reflect the fact that we will face personnel and financial restraints for some time, and accordingly the benefit of such controls must be considered relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2015.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In February 2016, we sold 30,769 shares of our common stock to two accredited investors for proceeds of $20,000, which proceeds were used for working capital purposes.

In March 2016, we granted and issued 25,000 shares of our common stock for sales and marketing services valued at $10,000.

From January--March 2016, we sold an aggregate of 1,403,846 shares of our common stock to Corey Koskie, an accredited investor, for total proceeds of $600,000, which proceeds are being used for working capital purposes. Incident to our obtaining this financing and other financial services from Mr. Koskie during the first quarter of 2016, in March 2016 we also granted and issued him an additional 250,000 shares of our common stock valued at $100,000.

In March 2016, we entered into a one-year marketing agreement with Mr. Koskie in consideration for our granting him a five-year Warrant to purchase 120,000 shares of our common stock for $.50 per share. Pursuant to our Black Scholes valuation model, we valued this Warrant for his services at $30,000.

The issuances of all of our securities in the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant's Registration Statement on Form S-8 filed on March 30, 2016)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	XBRL Data Files (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

By:	/s/ Michael Brown	By:	/s/ Garry Lowenthal
	Michael Brown		Garry Lowenthal
	Chief Executive Officer		Chief Financial Officer
	May 12, 2016		May 12, 2016

