Form 10-Q
period 2016-06-30
FISION Corp
filed 2016-08-12
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of the registrant's shares of common stock outstanding, as of the latest practicable date: 31,425,021 shares of common stock are outstanding as of June 30, 2016.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,380	$8,495
Accounts receivable, net	119,256	32,134
Prepaid Expenses	9,404	15,318

Total Current Assets	138,040	55,947

Property and equipment, net	9,321	7,754

Other Assets:
Deposits	6,456	6,456

Total Assets	$153,817	$70,157

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses	$961,303	$185,172
Note payable and accrued interest - related party	91,399	445,224
Notes Payable	715,008	986,082

Total Current Liabilities	$1,767,709	$1,616,478

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 31,425,021 and 27,797,950 shares issued and outstanding, respectively	$3,143	$2,780
Additional paid in capital	10,959,599	9,071,663
Accumulated deficit	(12,576,634)	(10,620,764)

Total Stockholders' Equity	(1,613,892)	(1,546,321)

Total Liabilities and Stockholders' Equity	$153,817	$70,157

The accompanying notes are an integral part of these financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$111,454	$183,237	$226,139	$318,375

COST OF SALES	33,933	29,246	64,596	68,554

GROSS MARGIN	$77,521	$153,990	$161,542	$249,821

OPERATING EXPENSES
Sales and Marketing	209,917	171,010	766,323	314,864
Development and Support	106,452	54,972	378,328	109,096
General and Administrative	426,315	571,180	913,369	709,225

TOTAL OPERATING EXPENSES	$742,685	$797,161	$2,058,019	$1,133,185

OPERATING LOSS	$(665,164)	$(643,171)	$(1,896,477)	$(883,364)

INTEREST EXPENSE	35,648	107,321	67,342	162,703

OTHER INCOME / (EXPENSE)	450	0	450	0

NET LOSS	$(700,362)	$(750,492)	$(1,963,369)	$(1,046,067)

Net loss per common share - basic and diluted	$(0.023)	$(0.038)	$(0.066)	$(0.049)

Weignted average common shares outstanding: Basic and diluted	31,103,771	19,662,809	29,611,485	21,145,992

The accompanying notes are an integral part of these financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,963,369)	$(1,046,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	1,107,850	633,216
Depreciation	2,753	6,566
Stock warrants issued for services	30,000	62,040
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivables	(87,122)	(14,020)
Other Recivable	-	-
Prepaid expenses	5,914	(91,894)
Deposits	-	-
Increase (decrease) in:
Accounts payable & accrued expenses	321,396	15,277

Net Cash Used in Operating Activities	$(582,578)	$(434,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,319)	(2,499)

Net Cash Used In Investing Activities	$(4,319)	$(2,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	$(108,997)	$(132,866)
Proceeds from note payable	25,000	50,000
Proceeds from related party notes	-	194,200
Proceeds from (Repayments on) line of credit	1,780	(1,123)
Proceeds from issuance of common stock	670,000	363,993

Net Cash Provided by Financing Activities	$587,782	$474,204

Net (Decrease) Increase in Cash	885	36,823

Cash at Beginning of Period	8,495	2,924

Cash at End of Period	$9,380	$39,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$3,477	$37,219
Franchise and Income Taxes	0	0

Noncash operating and financing activities:
Common Stock Issued for Services	1,107,850	363,923
Common Stock Warrants Issued for Services	30,000	62,040

The accompanying notes are an integral part of these financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

Although these interim financial statements as and for the three-month and six-month periods ended June 30, 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for these interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future period.

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

The most significant areas requiring management judgment and which are susceptible to possible later change include our revenue recognition, cost of revenue, allowance for doubtful accounts, valuations of property and equipment, stock-based compensation, fair value of financial instruments, derivative securities, goodwill and other intangible assets, research and development, impairment of long-lived assets, and income taxes. Certain accounting policies for these areas are discussed following these Notes in the Item 2 section of this quarterly report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2016 we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended June 30, 2016, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain any bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the six months ended June 30, 2016, only two customers exceeded 10% of our revenues, with revenue from the largest one, a new customer, being primarily based on one-time implementation and set-up fees. We do not believe that currently we face any material customer concentration risks, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its future ability to achieve and maintain profitable operations, and to raise substantial additional capital as required until it attains profitable operations.

At June 30, 2016 the Company had a working capital deficiency of approximately $1.6 million and an accumulated deficit of approximately $12.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds, increasing our marketing activities, and otherwise addressing our ability to continue as a going concern, and our management believes that our actions being taken to raise needed capital and implement our business plan will enable us to continue as a going concern.

NOTE 3 – NOTES PAYABLE

At June 30, 2016 the Company was indebted under various Notes Payable in the total amount of $961,520 including accrued interest, the majority amount of which was matured and past due as of June 30, 2016. Following is a summary of our outstanding Notes Payable indebtedness as of June 30, 2016:

Description of Notes Payable	Amount Owed (1)
Decathlon Alpha LP, Senior Secured Note, due 12/31/16, interest at 15%	$157,021
Forte Ventures LP, Secured Note, past due, interest at 15-21%	386,761
Hawkins Ventures Inc., Secured Note, past due, interest at 18%	94,479
Nottingham Securities Inc., due 9/30/16, interest at 10%	128,173
Finquest Capital Inc., due 9/30/16/, interest at 10%	25,010
Notes payable to two principal officers, due on demand, interest at 6%	91,399
Note payable to individual, past due, interest at 10%	50,000
Note payable to individual, past due, interest at 12%	27,243
Note payable to individual, past due, interest at 6%	1,434
Total……………	$961,520

____________

(1) Includes accrued interest.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease 4,427 square feet of office, development and operational spaces in Minneapolis, Minnesota on a month-to-month basis for $7,142 per month including utilities, maintenance and cleaning. Rent paid for the six-month periods ended June 30, 2016 and 2015 were respectively $42,852 and $42,851.

Employment Agreements

We have three written employment agreements in effect with our three principle executive officers, including provisions for base salary, discretionary bonuses, severance provisions and other employee benefits. The salary terms of these agreements include aggregate monthly salaries of $49,167 per month.

Litigation

In May 2016 we settled a material legal action involving a former employee who alleged a breach of his former employment agreement as well as other allegations of damages, in total in excess of $200,000. We settled this litigation for $145,000 in cash plus issuance to the plaintiff of 135,000 shares of our common stock. We have issued the 135,000 shares and paid $75,000 of this settlement, with the balance of $70,000 payable $20,000 in August 2016, $20,000 in September 2016, $20,000 in October 2016, and $10,000 in November 2016. Upon full payment by us of the $145,000, the plaintiff will release us from any and all claims or obligations to him.

From time to time, we become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material effect on our business, operating results or financial condition should such litigation be resolved unfavorably against our Company.

NOTE 5 – 2016 PLAN AND STOCK AWARDS

In March 2016, the Board of Directors of the Company adopted our 2016 Equity Incentive Plan ("2016 Plan") which was registered with the SEC pursuant to a Registration Statement on Form S-8 effective on March 30, 2016. This 2016 Plan reserved 2,500,000 shares of our common stock for grants of incentive awards from time to time to eligible participants, including option awards, restricted stock awards, or stock payment awards. Eligible participants under the 2016 Plan include employees, directors and certain consultants or advisors of the Company. In March-April 2016, our Board of Directors granted stock payment awards under the 2016 Plan for the issuance of an aggregate of 1,330,000 common shares.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2016 there were 31,425,021 outstanding shares of common stock and no outstanding shares of preferred stock.

Common Shares Issued

As stated in the foregoing Note 5, the Company issued a total of 1,330,000 common shares as stock payment awards under its 2016 Plan valued in total at $864,500. These stock payment awards were issued for management bonuses, development and support services, marketing services, and professional services based on a valuation of $.65 per share. The valuation was based on the most recent sale of our common stock in a private placement.

During the first six months of 2016, the Company also sold and issued a total of 1,559,615 unregistered common shares in private placement transactions to raise working capital, and incident thereto raised net proceeds of $670,000 at an average price of approximately $0.43 per share.

In February 2016, the Company issued 25,000 unregistered common shares for marketing services valued at $10,000 ($0.40 per share); in March 2016, the Company issued 250,000 unregistered common shares for financial services valued at $100,000 ($0.40 per share); and in June 2016 the Company issued 115,000 unregistered common shares for financial services valued at $46,000 ($0.40 per share).

In June 2016, the Company issued 135,000 unregistered common shares, valued at $.65 per share, to a former employee incident to settlement of a lawsuit.

In June 2016, the Company satisfied and converted $75,000 of an outstanding Note through the issuance of 187,500 unregistered common shares to the Noteholder ($0.40 per share).

Stock Options Granted

In April 2016, the Company granted stock options to a new executive officer for the purchase of up to 1,600,000 common shares vesting quarterly over a 4-year period and exercisable (including cashless exercise) at $0.35 per share. This stock option grant was valued at $208,000 pursuant to our Black Scholes valuation model.

Warrants Issued

In March 2016, pursuant to a one-year marketing agreement, the Company issued a five-year Warrant for marketing services to purchase 120,000 common shares exercisable at $.50 per share anytime in whole or in part until expiration of the Warrant, and which Warrant was valued at $30,000 pursuant to our Black Scholes valuation model.

In June 2016, the Company issued a five-year Warrant for financial services to purchase up to 25,000 common shares exercisable at $.40 per share anytime until expiration, and also issued a five-year Warrant for operational services to purchase 25,000 common shares exercisable at $.50 per share anytime until expiration. These two Warrants were valued at $30,000 pursuant to our Black Scholes valuation model.

NOTE 7 – RELATED PARTY TRANSACTIONS

Our Notes Payable as of June 30, 2016 include $91,399 owed to our two principal executive officers incident to their conversion of unpaid past salary compensation into Notes payable on demand having an interest rate of 6% per annum.

The Stock Payment Awards granted by us in March 2016 under our 2016 Equity Incentive Plan included executive bonus awards of 375,000 common shares to our CEO valued at $243,750 ($0.65 per share) and 225,000 common shares to our CFO valued at $146,250 ($0.65 per share).

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

Recent Employment of Key Executive Officer

On April 20, 2016, we hired Wade Anderson as our Chief Technology Officer (CTO) and entered into an Employment Agreement with him containing the following material provisions:

i) Duties -- Mr. Anderson shall serve as our Chief Technology Officer (CTO) (and also as Chief Product Officer) and shall report directly to our Chief Executive Officer, and have direct responsibility for all Fision platform/software existing and future development and its ongoing maintenance and successful daily operation. Mr. Anderson shall devote his best efforts and fulltime work on behalf of the Company, provided that he is entitled to perform non-competitive consulting and freelance work during weekends and evenings provided it doesn't interfere with his duties and performance for the Company.

ii) Term of Employment – An initial term of twenty-four (24) months, and thereafter to renew automatically for additional one-year terms unless terminated prior thereto by the Company.

iv) Compensation -- Mr. Anderson receives the following compensation under the terms of his Employment Agreement:

a)	Monthly base salary of $16,666.67.

b)	Performance pay bonuses up to $60,000 annually.

c)	Twenty (20) days personal paid-time-off (PTO) annually.

d)	Eligibility to participate in all Fision benefit plans available to other employees.

e)	Future increase to base salary to be reviewed at least annually.

f)	5% sales commission for three years on new customer recurring revenue from sales obtained by him.

g)	Five-year stock option grant, vesting quarterly over 4 years after the first 6 months, to purchase up to 1,600,000 shares of our common stock at $0.35 per share as long as he is an employee of the Company, and providing for cashless exercise.

h)	A stock award of 50,000 common shares as a signing bonus.

v) Confidential Information and Trade Secrets – Mr. Anderson agrees not to directly or indirectly use or divulge any of Fision's confidential information, trade secrets or any other proprietary information for his or any third party's benefit, including without limitation our software development applications and know-how, our customer and vendor lists and relationships, our finances and product pricing, our strategic and marketing plans, and our proprietary processes and methods of doing business

vi) Inventions and Intellectual Property – Mr. Anderson agrees that all product developments, designs, computer software, trademarks, and any other intellectual property (IP) developed or conceived by him in the course of his employment, whether solely or jointly with others, shall inure to and be the property of the Company.

vii) Non-Solicitation – During the term of his employment and for one year thereafter, Mr. Anderson will not directly or indirectly solicit employees, customers, vendors, referral sources or other strategic allies of Fision for any purpose other than to benefit Fision, including he will take no action whatsoever to induce any person to terminate their employment or business arrangement with Fision.

viii) Termination -- If Mr. Anderson is terminated for cause as defined in the Employment Agreement, he will not be entitled to any severance payments. If he is terminated without cause, he shall receive severance pay after the first year of employment in the amount of six months' pay based on his base salary, and after two years and more of employment, he shall be entitled to severance pay of an additional two months per year up to a maximum of twelve months of severance pay. In the event of a change of control of the Company resulting in his termination, he shall be entitled to from twelve to fifteen months of severance pay. Upon termination for any reason, he would have up to 90 days from the date of termination to exercise any vested stock options.

ix) Legal Matters -- The Employment Agreement is governed by and interpreted under the laws of the State of Minnesota. Any unresolved disputes between the parties shall be resolved through binding arbitration through the American Arbitration Association with venue in Minneapolis.

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

Our potential customer base is global and virtually unlimited, since our automated marketing software solutions are totally cloud-based and scalable, and provide a multitude of digital tools and solutions which can benefit any company selling products or services, regardless of their size. Our customers typically "stick" with us and our Fision platform, and accordingly we have received substantial recurring revenues from them on a consistent basis. Certain key customers have maintained written contracts with us for years, including Renewal by Andersen, PostNet, Vitality Group USA/Discovery, Grand Casino, IronPlanet, Summit Reinsurance, Frontier Communications, and VitalityHealth UK.

Our current ongoing commercial negotiations with prospective customers include a considerable number of potential new clients, and we expect to close material contracts with 6-7 of them during the remainder of 2016.

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

We regard the hosting of our software applications, the ready digital interface with our customers, the storage of unlimited customer data with our cloud provider, and the overall flexibility of the cloud model as being crucial to our operating strategy. Moreover, our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of the cloud is vital to our cost of doing business. In any event, we believe that our highly qualified and experienced cloud provider is more effective in delivering our automated software solutions to our customers than we could perform.

Employees - We currently have eleven (11) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technical Officer, Senior Vice President of Sales, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Marketing Model - We have marketed, sold and licensed our proprietary software products primarily through our direct sales force including management and other direct sales personnel. We generate our revenues primarily from software licensing contracts obtained by our sales force. These written and binding contracts typically have terms of one to three years and require prescribed monthly fees based on the customer's number of end users and locations where used. We have outstanding licensing contracts with fourteen (14) customers including significant contracts we closed in late 2015 and early 2016, and we currently are engaged in various stages of contract negotiation with or procurement of a substantial number of prospective large new customers.

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

Intellectual Property (IP) Protection - We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We currently have three patent claims involving our software technology that we believe are significant, which are filed and pending with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on all of them.

Inflation and Seasonality - We do not consider our operations and business to be materially affected by either inflation or seasonality.

Segment Reporting- The Company has determined that it operates in only one segment of its industry.

Critical Accounting Policies

Principles of Consolidation - Regarding our wholly-owned Minnesota Fision subsidiary, as well as any future acquisitions that would become our wholly-owned or majority-owned subsidiaries, our financial statements will be presented on a consolidated basis with all intercompany transactions and balances eliminated in consolidation.

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

Property and Equipment - Property and equipment are capitalized and stated at cost, and any additions, renewals or betterments are also capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. If property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from our accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

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

Revenue Recognition -- A substantial majority of our revenues are derived from our customers having written licensing agreements with us, which revenues are recognized by us on a one-time or monthly basis as specified in these written contracts. Regarding secondary revenues from one-time custom software projects or any other services provided to our customers, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies because the services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectability of revenues is reasonably assured.

Cost of Revenue -- Cost of revenue primarily represents third-party hosting, data storage and other services provided by our cloud service provider, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of revenue relating to our cloud services is recognized monthly under our current month-to-month arrangement with our cloud service provider.

Stock-Based Compensation -- We record stock-based compensation in accordance with FASB ASC Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black-Scholes model to measure the fair value of options and warrants.

Income Taxes -- We account for income taxes in accordance with the asset and liability method of accounting for income taxes, whereby any deferred tax assets are recognized for deductible temporary differences and any deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Earnings (Loss) Per Share -- Earnings (loss) per share is calculated in accordance with ASC Topic 260, which provides that basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share is based on the assumption that all dilutive convertible shares, options, and warrants were exercised. Dilution is computed by applying the treasury stock method, which provides that options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if the funds obtained thereby are used to purchase common stock at the average market price during the period.

Long-lived Assets -- We evaluate the recoverability of our identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by us in determining whether the carrying value of these assets may not be recoverable include, but are not limited to: significant changes in performance from the assets relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in our business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Revenue -- Revenue was $111,454 for the quarter ended June 30, 2016 compared to revenue of $183,237 for the comparable quarter ended June 30, 2015, which substantial decrease of $71,783 was attributable to our receiving less non-recurring revenue from set-up and implementation fees in the quarter ended June 30, 2016, as well as the loss of recurring revenue from a material customer which switched its software marketing programs to an internal solution.

Cost of Revenue – Cost of revenue for the quarter ended June 30, 2016 was $33,933 (30.4% of revenue) compared to cost of revenue of $29,246 (16% of revenue) for the comparable quarter ended June 30, 2015, which higher percentage cost of revenue for the quarter ended June 30, 2016 was primarily attributable to the substantially lower revenue received in the 2016 second quarter.

Gross Margin – Gross margin for the quarter ended June 30, 2016 was $77,521 compared to $153,990 for the quarter ended June 30, 2015, which large decrease of $75,469 was attributable primarily to substantially lower revenues in the 2016 second quarter. Gross margin as a percentage of revenue was 69.6% for the second quarter of 2016 compared to 84% for the second quarter of 2015.

Operating Expenses – Operating expenses totaled $742,685 for the quarter ended June 30, 2016 compared to $797,161 for the quarter ended June 30, 2015. This decrease of $54,476 for the second quarter of 2016 was due to substantially lower general and administrative expenses in the second quarter of 2016 compared to the comparable quarter of 2015, offset by higher marketing and development costs in the 2016 quarter to enhance and position the Fision software platform for new customer models.

Interest Expense – Interest expense totaled $35,648 for the quarter ended June 30, 2016 compared to $107,321 for the quarter ended June 30, 2015, which large decrease was due to substantially less outstanding debt in the 2016 quarter.

Net (loss) -- Our net (loss) for the quarter ended June 30, 2016 was $(700,362) compared to $(750,492) for the quarter ended June 30, 2015, which smaller loss in the 2016 second quarter was due primarily to the decreased general and administrative expenses in the 2016 second quarter.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Revenue -- Revenue was $226,139 for the six months ended June 30, 2016 compared to revenue of $318,375 for the six months ended June 30, 2015, which decrease of $92,236 was attributable primarily to our receiving less non-recurring revenue from new customer set-up and implementation fees in the 2016 six-month period.

Cost of Revenue -- Cost of revenue for the six months ended June 30, 2016 was $64,596 (28.6% of revenue) compared to $68,554 (21.5% of revenue) for the six months ended June 30, 2015, which considerably higher percentage cost of revenue for the 2016 six-month period was due to the substantially lower revenue received in the 2016 six-month period.

Gross Margin -- Gross margin for the six months ended June 30, 2016 was $161,542 compared to gross margin of $249,821 for the six months ended June 30, 2015, which substantial decrease of $88,279 was attributable primarily to substantially lower revenue in the 2016 six-month period. Gross margin as a percentage of revenue was 71.5% for the six months ended June 30, 2016 compared to 78.5% for the 2015 six-month period.

Operating Expenses -- Operating expenses totaled $2,058,019 for the six months ended June 30, 2016 compared to $1,133,185 for the six months ended June 30, 2015. This substantial increase of $924,834 in operating expenses for the 2016 six-month period was due to substantially greater marketing, development, and support expenses to improve and enhance our Fision platform and provide increased marketing and sales resources to increase our outreach to prospective new customers, as well as for management bonuses, professional fees and one-time general expenses related to successful completion of the Merger.

Interest Expense -- Interest expense was $67,342 for the six months ended June 30, 2016 compared to $162,703 for the six months ended June 30, 2015, which large decrease in the 2016 six-month period was due to substantially less outstanding debt in the 2016 six-month period.

Net (loss) -- Our net (loss) was $(1,963,369) for the six months ended June 30, 2016 compared to a net (loss) of $(1,046,067) for the six months ended June 30, 2015, which substantial increase in net (loss) of $(917,302) for the 2016 six-month period was attributable to lower revenues, increased marketing and development expenses to enhance our software platform and increase our outreach to prospective new customers, and considerable one-time management, administrative, professional and general fees and expenses related to our completion of the Merger.

Liquidity and Capital Resources

Our financial condition and future prospects depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities, and not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of common stock to accredited investors, and common stock issued to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

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

As of June 30, 2016, we had total current liabilities of $1,767,709, including Notes Payable and related accrued interest of $961,520. Following is a summary of our current outstanding Notes Payable indebtedness as of June 30, 2016:

Description of Notes Payable	Amount Owed(1)
Decathlon Alpha LP, Senior Secured Note, due 12/31/16, interest at 15%	$157,021
Forte Ventures LP, Secured Note, past due, interest at 15-21%	386,761
Hawkins Ventures Inc., Secured Note, past due, interest at 18%	94,479
Nottingham Securities Inc., due 9/30/16, interest at 10%	128,173
Finquest Capital Inc., due 9/30/16, interest at 10%	25,010
Notes payable to two principal officers, due on demand, interest at 6%	91,399
Note payable to individual, past due, interest at 10%	50,000
Note payable to individual, past due, interest at 12%	27,243
Note payable to individual, past due, interest at 6%	1,434
Total	$961,520

____________

(1) Includes accrued interest.

As of the date of this quarterly report, we had approximately $29,000 in cash, which we believe along with our projected receipt of accounts receivable will last only until October, 2016. We need to continue raising substantial capital to support our future operations. Our management estimates that based on our current monthly expenses net of expected monthly revenue, we will require approximately $900,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy on a consistent basis. As of June 30, 2016 we had cash and accounts receivable of only $128,636, and a working capital deficiency of $1,613,892. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management and from financial and other lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and equity sales of our common stock.

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

During the first six months of 2016, we raised working capital of $670,000 from sales of common stock. We also issued common stock for management bonus, marketing, development consulting, and financial and professional services valued in the aggregate at $1,107,850, and we issued common stock warrants for services valued at $30,000.

Net Cash Used in Operating Activities – We used $582,578 of net cash in operating activities for the six months ended June 30, 2016 compared to $434,882 of net cash used in operating activities in the six months ended June 30, 2015. This considerable increase in cash used in operating activities during the 2016 six-month period was attributable primarily to the substantially greater loss compared to 2015.

Net Cash Used in Investing Activities -- During the six months ended June 30, 2016, we used $4,319 for investment activities to purchase equipment, compared to $2,499 used for Investment activities to purchase equipment in the six-month period ended June 30, 2015.

Net Cash Provided by Financing Activities -- During the six months ended June 30, 2016, we were provided by financing activities with net cash of $587,782 including sales of common stock of $670,000, proceeds of a Note Payable of $25,000, and $1,780 from a bank line-of-credit, offset by use of $108,997 for repayment on notes payable. In comparison, during the six months ended June 30, 2015, we were provided by financing activities with net cash of $474,204 including sales of common stock of $363,993 and loan proceeds of $224,200 from a note payable, offset by use of $132,866 for repayments on notes payable and $1,123 payment on our bank line of credit.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2015, we incurred a net loss of $2,259,232, and we had an accumulated deficit of $10,620,764 as of December 31, 2015. And for the six months ended June 30, 2016, we continued to incur a substantial net loss of $1,963,369, and our accumulated deficit increased to $12,576,634. As of June 30, 2016, we had outstanding current liabilities of $1,767,709 including Notes and related accrued interest of $961,520, a majority amount of which was in default. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Going Concern Strategy

In late 2014, our management formulated the following comprehensive strategy to support our continuance as a going concern:

1)	Engaging proactively with our various lenders and other creditors (I) to keep them informed and updated on the high quality of our Fision platform and our strategy for future revenue growth and profitability, and (ii) to convince them not to commence any legal proceedings relating to their matured loans or other overdue accounts while we are restructuring and improving our financial position;

2)	Negotiating with our principal lenders and other creditors to convert at least $2,500,000 of our outstanding debt to equity in our common stock;

3)	Raising substantial additional working capital through equity sales of our common stock; and

4)	Obtaining and maintaining public company status to obtain a publicly-traded market for our common stock for the purposes of fostering and supporting our ability to raise capital funds, helping influence our creditors to convert their debt to equity, and providing our shareholders with liquidity for their common shares through a public trading market.

Based on our activities and transactions over the past eighteen months, we believe that for the most part we have accomplished our general strategy for our continuation as a going concern. We negotiated and converted an aggregate of $2,640,243 of our outstanding loans and accounts payable/accrued expenses to equity for 4,190,522 shares of our common stock effective upon the closing of the Merger on December 28, 2015. During 2015 and the first half of 2016, we raised a total of $1,400,000 through private placement sales of our common stock to provide working capital to support our operations. We completed the Merger in January 2016, resulting in our becoming a public reporting company with the SEC. And we are now undergoing the process necessary to obtain a ticker symbol and approval to enable our common stock to be quoted and publicly-traded in an established over-the-counter (OTC) market.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2016, as of June 30, 2015, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (I) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2015.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2016, we settled an outstanding legal action brought against us and pending in a Minnesota federal district court. The plaintiff is a former employee who alleged the Company owed him substantial damages of at least $200,000 plus statutory penalties and attorney's fees and costs, relating to his past employment contract and services and repayment of a $50,000 Promissory Note of the Company which had been assigned to him by the original lender. We settled this litigation for $145,000 in cash plus issuance to the plaintiff of 135,000 shares of our common stock. We have issued the 135,000 shares and paid $75,000 of this settlement, with the balance of $70,000 payable $20,000 in August 2016, $20,000 in September 2016, $20,000 in October 2016, and $10,000 in November 2016. Upon full payment by us of the $145,000, the plaintiff will release us from any and all claims or obligations to him, and the $50,000 Promissory Note will be deemed rescinded and cancelled.

Other than completion of this recently settled lawsuit, there are no pending or threatened legal proceedings or claims against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In June 2016, we issued 135,000 shares of our common stock, valued at $87,750, to a former employee incident to settlement of an outstanding material legal action against the Company.

In June 2016, we sold and issued 125,000 shares of our common stock to an accredited investor for proceeds of $50,000, which proceeds were used for working capital purposes.

On June 30, 2016, we issued 187,599 shares of our common stock to Nottingham Securities, Inc. to convert to equity and reduce by $75,000 an outstanding Note Payable held by Nottingham Securities, Inc.

Also on June 30, 2016, we issued a total of 115,000 shares of our common stock for financial services valued in the aggregate at $46,000.

The issuances of all of our securities in the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 1 of registrant's Registration Statement on Form S-8 filed on March 30, 2016)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Date: August 11, 2016	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

	By:	/s/ Garry Lowenthal
Date: August 11, 2016		Garry Lowenthal
Chief Financial Officer

