Form 10-Q
period 2016-09-30
FISION Corp
filed 2016-11-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

(612) 927-3700

Registrant’s telephone number, including area code

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 34,186,572 shares of common stock are outstanding as of September 30, 2016.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONDENSED CONOLIDATED BALANCE SHEETS
As of December 31, 2015 and September 30, 2016

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,666	$8,495
Accounts receivable, net	12,488	32,134
Prepaid Expenses	16,784	15,318
Total Current Assets	31,938	55,947

Property and equipment, net	9,936	7,754

Other Assets:
Deposits	6,456	6,456
Total Assets	$48,330	$70,157

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$620,765	$185,172
Note payable and accrued interest - related party	349,857	445,224
Notes Payable	506,550	986,082
Total Current Liabilities	1,477,172	1,616,478

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 34,186,572 and 27,797,950 shares issued and outstanding, respectively	3,419	2,780
Additional paid in capital	11,951,815	9,071,663
Accumulated deficit	(13,384,076)	(10,620,764)
Total Stockholders' Deficit	(1,428,842)	(1,546,321)
Total Liabilities and Stockholders' Deficit	$48,330	$70,157

The accompanying notes are an integral part of these financial statements

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2016 and September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$94,552	$140,652	$320,690	$459,027

COST OF SALES	44,824	32,206	109,421	100,759

GROSS MARGIN	49,728	108,447	211,270	358,268

OPERATING EXPENSES
Sales and Marketing	294,401	168,494	1,060,839	483,358
Development and Support	181,898	69,523	560,226	178,619
General and Administrative	335,121	402,997	1,248,374	1,112,222

TOTAL OPERATING EXPENSES	811,420	641,014	2,869,440	1,774,198

OPERATING LOSS	(761,693)	(532,567)	(2,658,170)	(1,415,931)

INTEREST EXPENSE	45,749	68,975	113,091	231,678

OTHER INCOME / (EXPENSE)	0	0	450	0

NET LOSS	$(807,442)	$(601,542)	$(2,770,811)	$(1,647,608)

Net loss per common share - basic and diluted	$(0.026)	$(0.030)	$(0.092)	$(0.075)

Weighted average common shares outstanding: Basic and diluted	31,619,465	20,222,632	30,110,701	21,982,177

The accompanying notes are an integral part of these financial statement

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2016 and September 30, 2015
(Unaudited)

	For the Period Ending
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,770,811)	$(1,647,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	1,242,850	854,642
Depreciation	(10,891)	17,387
Stock warrants and options issued for services	162,667	65,961
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivables	19,646	12,931
Prepaid expenses	(1,466)	(159,404)
Increase (decrease) in:
Accounts payable & accrued expenses	514,850	177,615
Net Cash Used in Operating Activities	(843,155)	(678,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	8,709	(4,716)
Net Cash Used In Investing Activities	8,709	(4,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(78,949)	(27,900)
Proceeds from note payable	120,000	80,000
Proceeds from related party notes	37,300	230,700
Proceeds from (Repayments) on line of credit	5,266	(2,054)
Proceeds from issuance of common stock	745,000	408,993
Net Cash Provided by Financing Activities	828,617	689,739

Net (Decrease) Increase in Cash	(5,829)	6,548

Cash at Beginning of Period	8,494	2,924
Cash at End of Period	$2,666	$9,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$113,091	$231,678
Franchise and income taxes	-	-

Noncash operating and financing activities:
Common Stock Issued to Convertible Debt	581,166	-
Common Stock Issued for Services	1,293,515	585,347
Common Stock Warrants Issued for Services	30,000	62,040

The accompanying notes are an integral part of these financial statement

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Fision Corporation, (formerly DE 6 Acquisition, Inc.), a Delaware corporation (the “Company”) was incorporated on February 24, 2010, and was inactive until December 2015 when it merged with Fision Holdings, Inc., a Minnesota operating business based in Minneapolis, Minnesota. As a result of the merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated under the laws of the State of Minnesota in 2010, and has developed and successfully commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures which are included in annual financial statements have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim unaudited financial statements are adequate to make the information not misleading.

Although these interim financial statements as and for the three-month and nine-month periods ended September 30, 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for these interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K filed with the SEC on April 15, 2016.

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

The most significant areas requiring management judgment and which are susceptible to possible later change include our revenue recognition, cost of revenue, allowance for doubtful accounts, valuations of property and equipment and intangible assets, stock-based compensation, fair value of financial instruments, derivative securities, research and development, impairment of long-lived assets, and income taxes. Certain accounting policies for these areas are discussed following these Notes in the Item 2 section of this quarterly report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2016 we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended September 30, 2016, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the nine months ended September 30, 2016, only two customers exceeded 10% of our revenues, with revenue from the largest one, a new customer, including in large part one-time implementation and set-up fees. We do not believe that currently we face any material customer concentration risks, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

NOTE 2 GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its future ability to achieve and maintain profitable operations, and to raise substantial additional capital as required until it attains profitable operations.

At September 30, 2016 the Company had a working capital deficiency of approximately $1.45 million and an accumulated deficit of approximately $13.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds, increasing our marketing activities to obtain materially increased revenues, and otherwise addressing our ability to continue as a going concern, and our management believes that our actions being taken to raise needed capital and implement our business plan for increased revenues will enable us to continue as a going concern.

NOTE 3 NOTES PAYABLE

In July 2016, a total of $616,166 of our past due Notes and other debt were acquired by Brajoscal, LLC and Finquest Capital Inc. in a private transaction with each purchaser acquiring an equal amount of this debt. Brajoscal and Finquest are owned by two significant stockholders of the Company.

On September 30, 2016, Brajoscal and Finquest entered into a debt conversion agreement with the Company resulting in their conversion in equal amounts of a total of $566,166 of this debt acquired by them in July 2016 into common stock of the Company on the conversion basis of $.30 per share, for which the Company issued 943,611 common shares to each of Brajoscal and Finquest.

Regarding the $50,000 of this debt which was not converted, each of Brajoscal and Finquest retained $25,000 principal of this debt, which is still outstanding, secured by assets of the Company, and bears interest of 15%-18% per annum.

At September 30, 2016 the Company was indebted under various Notes Payable in the total amount of $922,008 including accrued interest, the majority amount of which was past due or due on demand. Following is a summary of our outstanding Notes Payable indebtedness as of September 30, 2016:

Summary Description of Notes Payable	Amount Owed*

Decathlon LLC - Senior Secured Note, due 12/31/16, interest at 15%	$161,133
Finquest Capital Inc.- Secured Note, due 12/31/16, interest at 15%	25,000
Brajoscal, LLC – Secured Note, due 12/31/16, interest at 18%	25,000
Nottingham Securities Inc., past due, interest at 10%	130,979
Note payable to individual investor, due 12/31/16, interest at 24%	61,211
Note payable to individual investor, due 12/31/16, interest at 12%	25,250
Notes payable to two individual investors, past due, interest at 12%	40,961
Note payable to individual investor, past due, interest at 10%	53,135
Note payable to individual investor, monthly settlement payments	48,000
Note payable to individual investor, past due, interest at 6%	1,482
Notes payable to two principal officers, due on demand, interest at 6%	349,857
Total	$922,008

__________________

* Includes accrued interest

NOTE 4 COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease 4,427 square feet of office, development and operational spaces in Minneapolis, Minnesota on a month-to-month basis for $7,142 per month including utilities, maintenance and cleaning. Rent paid for the nine-month periods ended September 30, 2016 and 2015 were respectively $64,278 and $64,278.

Employment Agreements

We have three written employment agreements in effect with three principal executive officers, including provisions for base salary, discretionary bonuses, severance provisions and other employee benefits. The salary terms of these agreements include aggregate monthly salaries of $49,167 per month.

Litigation

In May 2016 we settled a material legal action involving a former employee who alleged a breach of his former employment agreement as well as other allegations of damages, in total in excess of $200,000. We settled this litigation for $145,000 in cash plus issuance to the plaintiff of 135,000 shares of our common stock. We have issued the 135,000 shares and paid in cash all but $10,000 of this settlement, which is due in November 2016. Upon full payment by us of the $145,000, the plaintiff will release us from any and all claims or obligations to him.

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

NOTE 5 2016 PLAN AND STOCK AWARDS

In March 2016, the Board of Directors of the Company adopted our 2016 Equity Incentive Plan (“2016 Plan”) which was registered with the SEC pursuant to a Registration Statement on Form S-8 effective on March 30, 2016. This 2016 Plan reserved 2,500,000 shares of our common stock for grants of incentive awards from time to time to eligible participants, including option awards, restricted stock awards, or stock payment awards. Eligible participants under the 2016 Plan include employees, directors and certain consultants or advisors of the Company. In March-April 2016, our Board of Directors granted stock payment awards under the 2016 Plan for the issuance of an aggregate of 1,330,000 common shares.

NOTE 6 STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At September 30, 2016 there were 34,186,572 outstanding shares of common stock and no outstanding shares of preferred stock.

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

During the first nine months of 2016, the Company sold and issued a total of 1,767,948 unregistered common shares in private placement transactions to raise working capital, and incident thereto raised net proceeds of $745,000 at an average price of approximately $.42 per share. These private sales were all made to accredited investors having pre-existing relationships with the Company, and were made in reliance upon an exemption from securities registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In February 2016, the Company issued 25,000 unregistered common shares for marketing services valued at $10,000 ($0.40 per share); in March 2016, the Company issued 275,000 unregistered common shares for financial services valued at $100,000 ($0.40 per share); and in June 2016 the Company issued 115,000 unregistered common shares for financial services valued at $46,000 ($0.40 per share).

In June 2016, the Company issued 135,000 unregistered common shares, valued at $.65 per share, to a former employee incident to settlement of a lawsuit.

In June 2016, the Company satisfied and converted $75,000 of an outstanding Note through the issuance of 187,500 unregistered common shares to the Noteholder ($0.40 per share).

In August 2016, the Company awarded as a bonus and issued 25,000 unregistered common shares to each of two officers (a total of 50,000 shares) valued at $.40 per share.

On September 30, 2016 the Company completed the following transactions:

(i) An issuance of 79,330 unregistered common shares to the owner of our office premises, an accredited investor, for past due rental in the amount of $39,665.

(ii) An issuance of a total of 1,887,222 unregistered common shares to two persons to convert a total of $566,166 of Notes and other debt into equity on the basis of $.30 per share, which transaction is described in the foregoing Note 3 of these interim financial statements.

(iii) An issuance of 83,333 unregistered common shares to each of our CEO and CFO (a total of 166,666 shares) in consideration for each of them converting $25,000 of their outstanding Notes based on $.30 per share.

(iv) An issuance of a total of 370,000 unregistered common shares to four accredited persons, valued at $.30 per share, in consideration for past financial services provided by them.

Stock Options Granted

In April 2016, the Company granted stock options under its 2011 Plan to our newly hired Chief Technology Officer for the purchase of up to 1,600,000 common shares vesting quarterly and ratably over a 4-year period and exercisable (including cashless exercise) at $0.35 per share. This stock option grant was valued at $208,000 pursuant to our Black Scholes valuation model.

In August-September, 2016 the Company granted four-year stock options under its 2011 Plan to employees for the aggregate purchase of 1,075,000 common shares, vesting ratably on a quarterly basis, and including 575,000 shares exercisable at $.50 per share and 500,000 shares exercisable at $.65 per share. These stock option grants were valued at a total of $71,000 pursuant to our Black Scholes valuation model.

Warrants Issued

In March 2016, pursuant to a one-year marketing agreement, the Company issued a five-year Warrant for marketing services to purchase 120,000 common shares exercisable at $.50 per share anytime in whole or in part until expiration of the Warrant, and which Warrant was valued at $30,000 pursuant to our Black Scholes valuation model.

In June 2016, the Company issued a five-year Warrant for financial services to purchase up to 25,000 common shares exercisable at $.40 per share anytime until expiration, and also issued a five-year Warrant for operational services to purchase 75,000 common shares exercisable at $.50 per share anytime until expiration. These two Warrants were valued at $30,000 pursuant to our Black Scholes valuation model.

In August 2016, the Company granted and issued a four-year warrant bonus to a key executive officer to purchase 250,000 common shares at $.30 per share, fully vested. This warrant was valued at $40,000 pursuant to our Black Scholes valuation model.

Recent Exercise of Scenic City Stock Option - Prior to our December 2015 Merger of our Delaware parent corporation with our Minnesota subsidiary corporation, the Company granted an Option to Purchase Common Stock to Scenic City F-10 VIII, Inc. (“Scenic City”) for advisory services provided to the Company prior to the Merger. As later amended, this stock option resulted in Scenic City holding the right to purchase 1,217,981 shares of our common stock for a total purchase price of $300.

In October 2016, Scenic City exercised this stock option in full, after which the Company issued 1,217,981 common shares to Scenic City, with the related stock certificate bearing a restrictive legend prohibiting further sale or transfer of these shares unless registered under applicable securities laws or exempt from such registration.

NOTE 7 RELATED PARTY TRANSACTIONS

Our Notes Payable as of September 30, 2016 include $349,857 owed to our CEO and CFO incident to their conversion of unpaid past salary compensation into Notes payable on demand having an interest rate of 6% per annum.

The Stock Payment Awards granted by us in March 2016 under our 2016 Equity Incentive Plan included executive bonus awards of 375,000 common shares to our CEO valued at $0.65 per share and 225,000 common shares to our CFO valued at $0.65 per share.

In April 2016, we granted our Chief Technology Officer the stock option for 1,600,000 common shares described in the foregoing Note 6.

The stock options granted by us to employees in August 2016 pursuant to our 2011 Plan included a four-year option for our Senior Vice President of Sales and Marketing to purchase 250,000 common shares exercisable at $.50 per share, and vesting ratably on a quarterly basis. At the same time, we granted him a four-year warrant, fully vested, to purchase 250,000 common shares exercisable at $.30 per share.

NOTE 8 SUBSEQUENT EVENTS

In October 2016, the Company issued 1,217,981 unregistered common shares to Scenic City F-10 VIII, Inc. incident to its exercise of an option described in the foregoing Note 6.

On October 26, 2016 the Company sold and issued a total of 100,000 unregistered common shares to two accredited investors at $.30 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are many statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider the specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Business

We are an Internet platform technology company providing cloud-based software solutions to automate the marketing functions and activities of our customers. Our focus is to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives. Our business operations are conducted from Minneapolis through our wholly owned Minnesota subsidiary, Fision Holdings, Inc.

Our Fision software platform enables our customers to easily and quickly create and implement marketing campaigns to support their sales personnel while still emphasizing, protecting and enhancing their valuable brand assets. Use of our software solutions by our customers reduces substantially the time and cost incurred by them to produce and present marketing and sales campaigns and presentations for specific products or services. We believe that the software marketing solutions of our Fision platform provide three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) significantly reducing their marketing and sales costs.

We derive our revenues primarily from recurring payments from customers who have entered into software licensing contracts with us having terms of one to three years, and secondarily from set-up and implementation fees paid by new customers during the initial stage of their license contract. Our typical customer implementation process includes integrating our cloud-based Fision platform into the marketing infrastructure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to offer technical and maintenance support after implementation. As of September 30, 2016, we have license contracts with 14 customers actively using our Fision platform for their marketing activities.

Our current and targeted customer base ranges across diverse industries of various sizes, including banks and other financial enterprises, insurance companies, hotels and other hospitality businesses, healthcare and fitness companies, software and other technology companies, telecommunications companies, and numerous other companies selling familiar branded products or services.

We believe that our market and customer base potentials are global and virtually unlimited, since our proprietary Fision platform provides significant benefits to the marketing and sales departments and personnel of any commercial enterprise, regardless of size. Our customers typically “stick” with us and our Fision platform, and accordingly we receive substantial recurring revenues from them. Certain key customers have maintained written contracts with us for years.

Our current ongoing commercial negotiations with prospective new customers include a considerable number of potential large enterprise clients, and we expect to close material contracts with 3-4 of them during the remainder of 2016 and early 2017.

We market and license our proprietary software platform primarily through direct sales obtained by our management and in-house sales personnel. During the past couple years, we have also implemented a secondary sales channel utilizing experienced independent technology sales agencies, which we refer to as our “channel partners.”

The Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social content and any other material marketing assets. Using Fision’s automated software technology, these digital assets then become readily available for user access as determined by our customers. Our system is designed to allow any corporate marketing department the ability to instantly and seamlessly update its users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. Even customers with extensive global sales networks have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience.We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

Cloud-Based Platform - Since 2011, storage and operation of our software solutions along with the digital marketing assets and related data of our customers have been outsourced by us to take place in the “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and software application services to their clients. The cloud-based service provider used by us now and for the past couple years is an established Minneapolis-based company, which offers readily scalable and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us. We do not have a formal long-term contract with our cloud service provider, but rather we pay $6,100 monthly on a month-to-month basis for these services and our position in their cloud.

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

Our Recent Merger

We became a public company through a reverse merger in December 2015 with a Delaware corporation registered as an SEC reporting company under the Securities Exchange Act of 1934, which Delaware corporation is now our parent company under its changed name to “FISION Corporation.”

At the effective time of this December 2015 Merger, each common share of Fision Holdings, Inc., the Minnesota corporation, was converted automatically into one share of common stock of FISION Corporation, the Delaware corporation, resulting in the Minnesota corporation becoming a wholly-owned subsidiary of the Delaware corporation. In addition, all pre-merger outstanding derivative securities of the Minnesota corporation that were exercisable, convertible or exchangeable into its common stock were exchanged automatically for similar derivative securities of the Delaware corporation based upon equivalent share amounts, exercise or conversion prices, and other terms as existed under the pre-merger derivative securities of the Minnesota corporation.

As a result of the Merger, pre-merger shareholders plus pre-merger holders of derivative securities of the Delaware corporation owned as of the closing of the Merger less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved common stock for outstanding derivative securities.

Also effective with the closing of the Merger, the former sole officer and sole director of the Delaware corporation resigned from all management positions, and the following persons were appointed to serve for the parent FISION Corporation immediately in the following capacities, which executive positions they continue to hold:

Name	Position

Michael Brown	Chief Executive Officer (CEO), Board Chairman and Director

Garry Lowenthal	Executive Vice President, Chief Financial Officer (CFO) and Director

Messrs. Brown and Lowenthal formerly held and currently hold the same management positions with our operating subsidiary Minnesota corporation.

At the effective time of the Merger, (i) a change of control of the Delaware parent corporation occurred, and (ii)the parent Delaware corporation assumed and agreed to carry on and operate the business of the Minnesota corporation as its sole line of business. Following the Merger, the Company continued to be a “smaller reporting company” as defined in Regulation S-K of the SEC.

The Merger has been accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota subsidiary was the acquirer and the Delaware parent was the acquired company. Consequently, the assets and liabilities and operations reflected in our historical financial statements prior to the Merger are those of our Minnesota subsidiary and will be recorded at their historical cost basis; and the consolidated financial statements after the Merger will include assets and liabilities of both the Delaware and Minnesota corporations as well as the post-merger combined historical operations of both corporations.

The tax treatment of the Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as relating to such tax free reorganization exemption.

Our Common Stock

The common stock of FISION Corporation has never been listed on any exchange or quoted for trading on any over-the-counter (OTC) market. We obtained a sponsoring registered broker-dealer which applied to FINRA and obtained a ticker symbol and trading status for our common stock to be publicly quoted and traded under the symbol “FSSN”. We are now in the process of obtaining DTC eligibility for our common stock for electronic inclusion and clearing in the DTC system.

Our Employees and Properties

We currently have eleven (11) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technical Officer, Senior Vice President of Sales, Controller/Office Manager, three Programmer/Developers, a Customer Support Specialist, a Client Services Manager, and a Marketing Manager. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Revenue Model - Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts prevents us from receiving overall consistent revenues or accurately forecasting our future revenue stream, particularly since each new contract provides substantial one-time start-up revenues from prescribed initial set-up and integration fees. Assuming our business and number of customers under license continue to grow as projected by us, however, we believe that within a couple years the timing and sales cycle involved in closing new customers will not affect materially our current or forecasted revenue stream.

We generate our revenues primarily from payments from customers having a license to access and use our proprietary marketing software platform, which payments include consistent monthly fees and a prescribed substantial one-time set-up and integration fee payable to us at the outset of the license. We also receive certain secondary fees from time to time for customized software development projects ordered from us, and for processing emails for certain customers.

A substantial majority of our revenues have been and are “sticky” and thus of a recurring nature. Most of our customers have remained with and consistently used our software platform once they have integrated it into their digital marketing model and experienced the special benefits provided from our cloud-based Fision platform.

Marketing Model - We have marketed, sold and licensed our proprietary software products primarily through our direct sales force including management and other direct sales personnel. We generate our revenues primarily from software licensing contracts obtained by our sales force. These written and binding contracts typically have terms of one to three years and require prescribed monthly fees based on the customer’s number of end users and locations where used. We have outstanding licensing contracts with fourteen (14) customers including significant contracts we closed in late 2015 and in 2016.

In late 2014, we implemented a secondary sales channel which involves targeting independent national sales agencies to sell (license) our branded software products as agents paid based on their actual sales. We regard and refer to these sales agencies as our “channel partners.” To date we have entered into three channel partner arrangements with experienced agencies, and we have already realized material revenues from their sales efforts.

We operate and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Intellectual Property (IP) Protection

We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We currently have two patent claims involving our software technology that we believe are significant, which are filed and pending with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on them.

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

Research and Development - We expense all our research and development operations and activities as they occur. Since inception, we have committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of our proprietary software platform. Our development activities are conducted both internally from our Minneapolis headquarters facility by our experienced and qualified development programmers and software architects, and externally from outsourced contracts with experienced independent software development companies and individuals. We own considerable servers and other computer equipment located at our Minneapolis facility, which are used by our development personnel to develop and enhance our marketing software platform.

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

Stock-Based Compensation -- We record stock-based compensation in accordance with FASB ASC Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black Scholes model to measure the fair value of options and warrants.

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

Long-lived Assets -- We evaluate the recoverability of our identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by us in determining whether the carrying value of these assets may not be recoverable include, but are not limited to: significant changes in performance from the assets relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in our business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will not be effective for us until 2018, and substantially prior thereto we will evaluate the impact of adoption of this revenue model on our financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. This guidance indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of events and conditions that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, that it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and all interim and annual periods thereafter. We are currently evaluating the impact of this guidance on our future financial statements after it becomes effective.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenue -- Revenue was $94,552 for the quarter ended September 30, 2016 compared to revenue of $140,652 for the comparable quarter ended September 30, 2015, which substantial decrease of $46,100 was attributable primarily to the increased length of our sales cycle in 2016 due to our targeting most of our sales and marketing efforts toward large enterprise companies rather than smaller-sized companies.

Cost of Revenue – Cost of revenue for the quarter ended September 30, 2016 was $44,824 (47.4% of revenue) compared to cost of revenue of $32,206 (22.9% of revenue) for the comparable quarter ended September 30, 2015, which higher percentage cost of revenue for the quarter ended September 30, 2016 was primarily attributable to the substantially lower revenue received in the 2016 third quarter, there being no material reduction in our cloud-based services and related fixed costs.

Gross Margin – Gross margin for the quarter ended September 30, 2016 was $49,728 compared to $108,447 for the quarter ended September 30, 2015, which large decrease of $59,719 was attributable primarily to substantially lower revenues in the 2016 third quarter. Gross margin as a percentage of revenue was 52.6% for the third quarter of 2016 compared to 77.1% for the third quarter of 2015.

Operating Expenses – Operating expenses totaled $811,420 for the quarter ended September 30, 2016 compared to $641,014 for the quarter ended September 30, 2015. This increase of $170,406 for the third quarter of 2016 was due primarily to substantially increased marketing and development personnel and costs in the 2016 third quarter to enhance and position our Fision software platform for sale to and use by large enterprise customers.

Interest Expense – Interest expense totaled $45,749 for the quarter ended September 30, 2016 compared to $68,975 for the quarter ended September 30, 2015, which substantial decrease was due to considerably less outstanding debt in the 2016 third quarter.

Net (loss) -- Our net (loss) for the quarter ended September 30, 2016 was $(807,442) compared to $(601,542) for the quarter ended September 30, 2015, which increased loss of $(205,900) in the 2016 third quarter was due primarily to the increased operating expenses necessary to target and support our marketing and sales toward large enterprise customers.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Revenue -- Revenue was $320,690 for the nine months ended September 30, 2016 compared to revenue of $459,027 for the nine months ended September 30, 2015, which substantial decrease of $138,337 was attributable primarily to our receiving less non-recurring revenue from new customer set-up and implementation fees in the 2016 nine-month period, loss of revenue from a material customer which switched its software marketing to an internal solution, and the increased length of our sales cycle in 2016 due to our targeting most of our marketing and sales efforts toward large enterprise companies rather than smaller-sized companies.

Cost of Revenue -- Cost of revenue for the nine months ended September 30, 2016 was $109,421 (34.1% of revenue) compared to $100,759 (21.9% of revenue) for the nine months ended September 30, 2015, which considerably higher percentage cost of revenue for the 2016 nine-month period was due to the substantially lower revenue received in the 2016 nine-month period.

Gross Margin -- Gross margin for the nine months ended September 30, 2016 was $211,270 compared to gross margin of $358,268 for the nine months ended September 30, 2015, which substantial decrease of $146,998 was attributable primarily to substantially lower revenue in the 2016 nine-month period. Gross margin as a percentage of revenue was 65.9% for the nine months ended September 30, 2016 compared to 78.1% for the comparable 2015 nine-month period.

Operating Expenses -- Operating expenses totaled $2,869,440 for the nine months ended September 30, 2016 compared to $1,774,198 for the nine months ended September 30, 2015. This substantial increase of $1,095,242 in operating expenses for the 2016 nine-month period was due to granting substantial stock bonus awards under our 2016 Plan; having greater marketing and development personnel and costs (including the hiring of our Chief Technology Officer) to enhance and promote our Fision platform to reach and attract new enterprise customers; substantially upgrading our website; and increasing our lead generation costs to access potential new customers.

Interest Expense -- Interest expense was $113,091 for the nine months ended September 30, 2016 compared to $231,678 for the nine months ended September 30, 2015, which large decrease in the 2016 nine-month period was due to substantially less outstanding debt in the 2016 nine-month period.

Net (loss) -- Our net (loss) was $(2,770,811) for the nine months ended September 30, 2016 compared to a net (loss) of $(1,647,608) for the nine months ended September 30, 2015, which substantial increase in net (loss) of $(1,123,203) for the 2016 nine-month period was attributable to lower revenues and increased marketing and development expenses to enhance our software platform and increase our outreach to prospective new enterprise customers, as well as considerable one-time management, administrative, professional and general fees and expenses related to the completion of our Merger in the first quarter of 2016.

Change in Marketing Strategy

During the years prior to 2015 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform marketing software has been designed to be readily adaptable to and scalable for any size enterprise, however, in 2015 we revised our marketing strategy and activities to target and sell our software products to large enterprise corporations having many and widespread national and international branches and operations.

We believe our revised marketing focus toward large enterprises has been effective. During the past year, we have closed material contracts with and are receiving revenues from two large enterprise companies, Capella Education Co. and SAP/Ariba, and we currently are in the process of closing material contracts with at least three other large enterprise companies.

Recent Declining Revenues

The increased length of our sales cycle necessary to sell our products to large enterprises, however, is much greater than we earlier incurred while marketing our Fision platform to local medium-sized companies. This substantial change in our sales cycle to close a contract with a new customer resulted in a material decline in our revenues during the past year or so. For example, our revenues for the first nine months of 2016 were $318,701 compared to $459,027 for the first nine months of 2015, a decrease of approximately 30%

We believe strongly, however, that due to the large enterprise contracts we have recently closed and those we are in the process of closing, our revenues will appreciate substantially during this final quarter of 2016 and into all of 2017 and beyond.

Liquidity and Capital Resources

Our financial condition and future prospects depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of common stock to accredited investors having pre-existing relationships with our company, and common stock issued to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

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

As of September 30, 2016, we had total current liabilities of $1,477,172, including Notes Payable with related accrued interest of $972,008. A summary of our current outstanding Notes Payable indebtedness as of September 30, 2016 is set forth in Note 3 of our foregoing financial statements for the 9-month period ended September 30, 2016.

As of the date of this quarterly report, we had approximately $30,000 in cash, which we believe along with our projected receipt of accounts receivable will last only until the end of November, 2016. We need to continue raising substantial capital to support our future operations. Our management estimates that based on our current monthly expenses net of expected monthly revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy on a consistent basis. As of September 30, 2016 we had cash and accounts receivable of only $15,154, and a working capital deficiency of $1,445,234. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

During the first nine months of 2016, we raised working capital of $745,000 from sales of common stock. We also issued common stock for management bonus, marketing, office rental payment, development consulting, and financial and professional services valued in the aggregate at $1,293,515; we issued common stock for conversion of outstanding debt of $581,166; and we issued common stock warrants for services valued at $30,000.

Net Cash Used in Operating Activities – We used $843,155 of net cash in operating activities for the nine months ended September 30, 2016 compared to $678,476 of net cash used in operating activities in the nine months ended September 30, 2015. This considerable increase in cash used in operating activities during the 2016 nine-month period was attributable primarily to the substantially greater loss when compared to the 2015 nine-month period.

Net Cash Used in Investing Activities -- During the nine months ended September 30, 2016, we used $8,709 for investment activities to purchase equipment compared to a negative $(4,716) provided by investment activities in the nine months ended September 30, 2016 due to an equipment rebate.

Net Cash Provided by Financing Activities -- During the nine months ended September 30, 2016, we were provided by financing activities with net cash of $828,617 including sales of common stock of $745,000, proceeds from Notes Payable and a bank line-of-credit of a total of $162,566, offset by use of $78,949 for repayment on notes payable. In comparison, during the nine months ended September 30, 2015, we were provided by financing activities with net cash of $689,739 including sales of common stock of $408,993 and loan proceeds of $310,700 from notes payable, offset by use of $27,900 for repayments on notes payable and $2,054 repayment on our bank line of credit.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2015, we incurred a net loss of $2,259,232, and we had an accumulated deficit of $10,620,764 as of December 31, 2015. And for the nine months ended September 30, 2016, we continued to incur a substantial net loss of $2,770,811, and our accumulated deficit increased to $13,384,076. As of September 30, 2016, we had outstanding current liabilities of $1,477,172 including Notes and related accrued interest of $972,008, a majority amount of which was past due or due on demand. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2016, or as of the date of this report.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Moreover, the design of any disclosure controls and procedures is based in large part upon certain assumptions regarding the likelihood of future events, and there can be no assurance than any such design will succeed in achieving its stated goals under all potential future conditions.

Our management will apply its best judgment in evaluating the cost-benefit relationship of any disclosure controls and procedures adopted by us. The design of our disclosure controls and procedures must reflect the fact that we will face personnel and financial restraints for some time, and accordingly the benefit of such controls must be considered relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2015.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In May 2016, we settled an outstanding legal action brought against us and pending in a Minnesota federal district court. The plaintiff is a former employee who alleged the Company owed him substantial damages of at least $200,000 plus statutory penalties and attorney’s fees and costs, relating to his past employment contract and services and repayment of a $50,000 Promissory Note of the Company which had been assigned to him by the original lender. We settled this litigation for $145,000 in cash plus issuance to the plaintiff of 135,000 shares of our common stock. We have issued the 135,000 shares and paid $135,000 of this settlement, with the balance of $10,000 payable in November 2016. Upon full payment by us of the $145,000, the plaintiff will release us from any and all claims or obligations to him, and the $50,000 Promissory Note will be deemed rescinded and cancelled.

Other than completion of this recently settled lawsuit, there are no pending or threatened legal proceedings or claims against the Company.

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

In August 2016, we sold and issued 125,000 common shares to an accredited current shareholder in a private transaction at $.40 per share, which proceeds were used for working capital purposes; we issued bonus stock awards to two executive officers for a total of 50,000 common shares (25,000 shares apiece), valued at $.40 per share; and we granted a bonus four-year warrant to a key executive officer to purchase 250,000 common shares at $.30 per share, all fully vested.

In September 2016, we sold and issued 83,333 common shares to an accredited investor in a private placement at $.30 per share, which proceeds were used for working capital purposes.

In August-September 2016, we granted four-year stock options under our 2011 Plan to eleven employees to purchase an aggregate of 1,075,000 common shares, ratably vesting quarterly, and including 575,000 shares exercisable at $.50 and 500,000 shares exercisable at $.65 per share.

On September 30, 2016, we completed the following transactions:

(i) An issuance of 79,330 common shares to the owner of our office premises, an accredited investor, for past due rental in the amount of $39,665.

(ii) An issuance of a total of 1,887,222 common shares to two persons to convert a total of $566,166 of Notes and other debt into equity on the basis of $.30 per share.

(iii) An issuance of a total of 370,000 common shares to four accredited persons in consideration for past financial services provided by them valued at $.30 per share.

(iv) An issuance of 83,333 common shares to each of our CEO and CFO (a total of 166,666 shares) in consideration for each of them converting $25,000 of their outstanding Notes at $.30 per share.

The issuances of all of our securities in the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

10.1	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-8 filed on March 30, 2016)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Date: November __, 2016	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

And

Date: November __, 2016	By:	/s/ Garry Lowenthal
Garry Lowenthal
Chief Financial Officer

