Form 10-Q/A
period 2016-09-30
FISION Corp
filed 2016-11-23
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 36,171,220 shares of common stock are outstanding as of November 23, 2016.

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is being filed to revise various numbers and statements in the initial report filed on November 14, 2016, none of which revisions the registrant believes are material to its operations and financial condition as stated in the Initial report.

2

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONDENSED CONOLIDATED BALANCE SHEETS
As of December 31, 2015 and September 30, 2016 (Unaudited)

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,666	$8,495
Accounts receivable, net	12,488	32,134
Prepaid Expenses	16,784	15,318
Total Current Assets	31,938	55,947

Property and equipment, net	9,936	7,754

Other Assets:
Deposits	6,456	6,456
Total Assets	$48,330	$70,157

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$620,765	$185,172
Note payable and accrued interest - related party	349,857	174,125
Notes Payable	506,550	1,257,181
Total Current Liabilities	1,477,172	1,616,478

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 34,186,572 and 27,797,950 shares issued and outstanding, respectively	3,419	2,780
Additional paid in capital	11,951,815	9,071,663
Accumulated deficit	(13,384,076)	(10,620,764)
Total Stockholders' Deficit	(1,428,842)	(1,546,321)
Total Liabilities and Stockholders' Deficit	$48,330	$70,157

The accompanying notes are an integral part of these condensed financial statements

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2016 and September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$94,552	$140,652	$320,690	$459,027

COST OF SALES	44,824	32,206	109,421	100,745

GROSS MARGIN	49,728	108,447	211,270	358,282

OPERATING EXPENSES
Sales and Marketing	294,401	167,025	1,060,839	481,890
Development and Support	181,898	40,603	560,226	174,699
General and Administrative	335,121	866,577	1,248,374	1,570,776

TOTAL OPERATING EXPENSES	811,420	1,074,205	2,869,440	2,227,364

OPERATING LOSS	(761,693)	(965,758)	(2,658,170)	(1,869,082)

INTEREST EXPENSE	45,749	68,975	113,091	231,678

OTHER INCOME / (EXPENSE)	-	-	450	-

NET LOSS	$(807,442)	$(1,034,733)	$(2,770,811)	$(2,100,760)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.10)

Weighted average common shares outstanding: Basic and diluted	31,535,392	22,979,171	30,247,220	21,540,974

The accompanying notes are an integral part of these condensed financial statements

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2016 and September 30, 2015
(Unaudited)

	For the Period Ending
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,770,811)	$(2,100,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	1,244,298	1,023,161
Depreciation	4,349	17,641
Stock warrants and options issued for services	162,667	59,778
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivables	19,646	12,181
Prepaid expenses	(1,466)	(159,404)
Increase (decrease) in:
Accrued Wages	355,829	-
Accounts payable & accrued expenses	274,945	363,572
Net Cash Used in Operating Activities	(710,544)	(783,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,531)	(4,716)
Net Cash Used In Investing Activities	(6,531)	(4,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(187,787)	(211,689)
Proceeds from note payable	120,000	330,078
Proceeds from related party notes	39,300	-
Proceeds from (Repayments) on line of credit	(5,266)	(3,295)
Proceeds from issuance of common stock	745,000	680,000
Net Cash Provided by Financing Activities	711,247	795,094

Net (Decrease) Increase in Cash	(5,828)	6,548

Cash at Beginning of Period	8,494	2,924
Cash at End of Period	$2,666	$9,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$18,129	$39,809
Franchise and income taxes	-	-

Noncash operating and financing activities:
Common Stock Issued to Convertible Debt	$728,826	$-
Common Stock Issued for Services	$1,244,298	$854,642
Common Stock Warrants Issued for Services	$30,000	$59,778

The accompanying notes are an integral part of these condensed financial statement

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

Although these interim financial statements as and for the three-month and nine-month periods ended September 30, 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal and recurring adjustments)  necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for these interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future period.

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

NOTE 5 2016 PLAN AND STOCK AWARDS

In March 2016, the Board of Directors of the Company adopted our 2016 Equity Incentive Plan (“2016 Plan”) which was registered with the SEC pursuant to a Registration Statement on Form S-8 effective on March 30, 2016. This 2016 Plan reserved 2,500,000 shares of our common stock for grants of incentive awards from time to time to eligible participants, including option awards, restricted stock awards, or stock payment awards. Eligible participants under the 2016 Plan include employees, directors and certain consultants or advisors of the Company. During the first and second quarters of 2016, our Board of Directors granted stock payment awards under the 2016 Plan for the issuance of an aggregate of 1,330,000 common shares.

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

During the quarter ended September 30, 2016, the Company sold 208,333 unregistered shares for approximately $75,000.

In August 2016, the Company awarded as a bonus and issued 25,000 unregistered common shares to each of two officers (a total of 50,000 shares) valued at $.40 per share.

On September 30, 2016 the Company completed the following transactions:

(i) An issuance of 79,330 unregistered common shares to the owner of our office premises, an accredited investor, for past due rental in the amount of $37,659.

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

In August-September, 2016 the Company granted four-year stock options under its 2011 Plan to employees for the aggregate purchase of 1,075,000 common shares, vesting ratably on a quarterly basis, and including 575,000 shares exercisable at $.50 per share and 500,000 shares exercisable at $.65 per share. These stock option grants were valued at a total of $83,917 pursuant to our Black Scholes valuation model.

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

In August 2016, the Company granted and issued a four-year warrant bonus to a key executive officer to purchase 250,000 common shares at $.30 per share, fully vested. This warrant was valued at $48,750 pursuant to our Black Scholes valuation model.

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

On November 16, 2016 the Company sold and issued a total of 666,667 unregistered common shares to an accredited investor at $.30 per share.

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

Operating Expenses – Operating expenses totaled $811,420 for the quarter ended September 30, 2016 compared to $1,074,205 for the quarter ended September 30, 2015. This decrease of $262,785 for the third quarter of 2016 was due primarily to substantial one-time merger expenses related to our December 2015 merger with our Minnesota subsidiary.

Interest Expense – Interest expense totaled $45,749 for the quarter ended September 30, 2016 compared to $68,975 for the quarter ended September 30, 2015, which substantial decrease was due to considerably less outstanding debt in the 2016 third quarter.

   Net (loss) -- Our net (loss) for the quarter ended September 30, 2016 was $(807,442) compared to $(1,034,733) for the quarter ended September 30, 2015, which decreased loss of $(227,291) in the 2015 third quarter was due primarily to substantial merger costs in the 2015 period.

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

Operating Expenses -- Operating expenses totaled $2,869,440 for the nine months ended September 30, 2016 compared to $2,227,364 for the nine months ended September 30, 2015. This substantial increase of $642,076 in operating expenses for the 2016 nine-month period was due to granting substantial stock bonus awards under our 2016 Plan; having greater marketing and development personnel and costs (including the hiring of our Chief Technology Officer) to enhance and promote our Fision platform to reach and attract new enterprise customers; substantially upgrading our website; and increasing our lead generation costs to access potential new customers.

Interest Expense -- Interest expense was $113,091 for the nine months ended September 30, 2016 compared to $231,678 for the nine months ended September 30, 2015, which large decrease in the 2016 nine-month period was due to substantially less outstanding debt in the 2016 nine-month period.

  Net (loss) -- Our net (loss) was $(2,770,811) for the nine months ended September 30, 2016 compared to a net (loss) of $(2,100,760) for the nine months ended September 30, 2015, which substantial increase in net (loss) of $(670,051) for the 2016 nine-month period was attributable to lower revenues and increased marketing and development expenses to enhance our software platform and increase our outreach to prospective new enterprise customers.

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

As of September 30, 2016, we had total current liabilities of $1,477,172, including Notes Payable with related accrued interest of $922,008. A summary of our current outstanding Notes Payable indebtedness as of September 30, 2016 is set forth in Note 3 of our foregoing financial statements for the 9-month period ended September 30, 2016.

As of the date of this quarterly report, we had approximately $10,000 in cash, which we believe along with our projected receipt of accounts receivable will last only until the end of November, 2016. We need to continue raising substantial capital to support our future operations. Our management estimates that based on our current monthly expenses net of expected monthly revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

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

During the nine months of 2016, we raised working capital of $745,000 from sales of common stock. We also issued common stock for management bonus, marketing, office rental payment, development consulting, and financial and professional services valued in the aggregate at $1,244, 298; we issued common stock for conversion of outstanding debt of $728, 826; and we issued common stock options and warrants for services valued at $162,667.

Net Cash Used in Operating Activities – We used $710,544 of net cash in operating activities for the nine months ended September 30, 2016 compared to $783,830 of net cash used in operating activities in the nine months ended September 30, 2015. This decrease in cash used in operating activities during the 2016 nine-month period was attributable primarily to  one-time merger expenses in the 2015 period.

Net Cash Used in Investing Activities -- During the nine months ended September 30, 2016, we used $6,531 for investment activities to purchase equipment compared to $4,716 to purchase equipment in the comparable 2015 period.

Net Cash Provided by Financing Activities -- During the nine months ended September 30, 2016, we were provided by financing activities with net cash of $711,247 including sales of common stock of $745,000, proceeds from Notes Payable and a bank line-of-credit of a total of $154,034, offset by use of $187,787 for repayment on notes payable. In comparison, during the nine months ended September 30, 2015, we were provided by financing activities with net cash of $795,094 including sales of common stock of $680,000 and loan proceeds of $330,078 from notes payable, offset by use of $211,689 for repayments on notes payable and $3,295 repayment on our bank line of credit.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2015, we incurred a net loss of $2,259,232, and we had an accumulated deficit of $10,620,764 as of December 31, 2015. And for the nine months ended September 30, 2016, we continued to incur a substantial net loss of $2,770,811, and our accumulated deficit increased to $13,384,076. As of September 30, 2016, we had outstanding current liabilities of $1,477,172 including Notes and related accrued interest of $922,008, a majority amount of which was past due or due on demand. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2016, or as of the date of this report.

Critical Accounting Policies and Estimates

Our critical accounting policies are identified in our Annual Form 10-K filed on April 15, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies.” There were no significant changes to our critical accounting policies during the nine months ended September 30, 2016.

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

FISION Corporation

Date: November 23, 2016	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

And

Date: November 23, 2016	By:	/s/ Garry Lowenthal
Garry Lowenthal
Chief Financial Officer

