Form 10-K
period 2016-12-31
FISION Corp
filed 2017-03-31
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No.000-53929

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,570,008 on June 30, 2016.

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 39,628,910 shares of common stock are outstanding as of March 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

Special Note Regarding Forward-Looking Statements

There are many statements in this Annual Report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control, and many of these risks are discussed herein under the section entitled “Risk Factors.” Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1 BUSINESS

Background-- The Company was incorporated in Delaware in 2010 under the name DE Acquisition 6, Inc. The Company had no active business operations until December 2015 when it merged with Fision Holdings, Inc., an operating Minnesota corporation which is now its wholly-owned subsidiary (the “Merger”). Shortly preceding the Merger, the Company changed its corporate name in Delaware to FISION Corporation. Prior to the Merger, there were no material relationships that existed between the officers, directors and affiliates of FISION Corporation, the parent Delaware corporation, and the officers, directors and affiliates of Fision Holdings, Inc., now our wholly-owned Minnesota subsidiary corporation. The Merger became effective on December 28, 2015.

When used in this report, the terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation. The term “the Company” refers to the Delaware corporation prior to the Merger and to the combined Delaware and Minnesota corporations after the Merger.

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

In connection the Merger, our Delaware parent company issued an aggregate of 28,845,090 shares of common stock to the former shareholders of Minnesota Fision common stock, and also issued its derivative securities to all holders of Minnesota Fision options and warrants to purchase an aggregate of 3,868,575 shares of our Delaware parent company. Our issuances of common shares and derivative securities incident to the Merger were unregistered, and the Company relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

As a result of completion of the Merger, pre-merger shareholders plus pre-merger holders of derivative securities of the Delaware corporation owned less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved stock for derivative securities.

Effective with closing of the Merger, the former sole officer and sole director of the Delaware corporation resigned from all management positions, and the following persons were appointed to serve for the parent FISION Corporation immediately in the following capacities:

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

At the effective time of the Merger, (i) a change of control of the Delaware parent corporation occurred, and (ii) the parent Delaware corporation assumed and agreed to carry on and operate the business of the Minnesota corporation as its sole line of business. Following the Merger, the Company continued to be a “smaller reporting company” as defined in Regulation S-K of the SEC.

The Merger has been accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota subsidiary was the acquirer and the Delaware parent was the acquired company. Consequently, the assets and liabilities and operations reflected in our historical financial statements prior to the Merger are those of our Minnesota subsidiary and are recorded at their historical cost basis; and our consolidated financial statements after the Merger include assets and liabilities of both the Delaware and Minnesota corporations as well as the post-merger combined historical operations of both corporations.

The tax treatment of the Merger constituted a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as relating to such tax free reorganization exemption.

Business of Company

Our business is conducted through our operating Minnesota subsidiary which is based in Minneapolis. Fision was founded and incorporated in Minnesota in 2010 by our current management to develop and create proprietary software solutions to support marketing and sales operations of both private businesses and public entities. Since then, we have developed and successfully commercialized a unique cloud-based software platform which automates and integrates digital marketing assets and marketing communications, and thus “bridges the gap” between marketing and sales of an enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a leader in the software marketing and sales enablement segment of the rapidly-growing software-as-a-service (SaaS) industry.

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

Our proprietary marketing software enables every member of our customers’ marketing and sales teams, by having easy and automated access to all their digital marketing and media assets, to leverage the full power of their distinctive brands and marketing assets in every interaction with their consumers or buyers, while at the same time assuring that central marketing maintains control of the brands and related corporate integrity.

Our current and targeted customer base ranges across diverse industries of all sizes, including banks and other financial institutions, insurance companies, hotels and other hospitality enterprises, healthcare and fitness companies, product manufacturers, software and other technology companies, telecommunications companies, and the numerous other companies selling familiar branded products or services.

Fision software provides three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

We generate our revenues primarily from software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. We have long-term contracts with twelve (12) customers, and we are engaged in various stages of negotiation with or procurement of a substantial number of additional material customers. The majority of our revenues are recurring, due to the nature of our contracts.

We have licensed our proprietary software platform both through direct sales obtained by our management and other direct sales personnel, and through utilizing experienced independent national sales agencies, known as our “channel partners.” To date we have entered into three significant channel partnership arrangements, and we have realized material revenues from the efforts of these channel partners.

The Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social media content and any other material marketing assets. Using Fision’s automated software technology, these digital assets then become readily and immediately available for user access as determined by each of our customers. Our Fision platform is designed to provide any corporate marketing department with the ability to instantly and seamlessly update its sales force or other users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. Even customers with extensive global sales branches and network have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience. We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

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

We have written licensing agreements with twelve (12) customers using our marketing software solutions platform. Our customers typically “stick” with us and our Fision platform, and accordingly we have received substantial recurring revenues from them on a consistent basis. Certain key customers have maintained written contracts with us for several years, including PostNet and the Vitality Group. And during recent years, we have added important customers such as SAP/Ariba, Grand Casino, IronPlanet, VitalityHealth/PruHealth, Technical Instruments, Capella Education/University, IRIS Agency/Otis Elevator (United Technologies) and Lazydays RV.

We regard our high percentage of recurring revenues received on a consistent basis to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers under written contracts. We believe that our ability to realize high recurring revenues is a keystone feature of our business model.

Significant Marketing Developments - Our recent marketing efforts and strategy focused toward large enterprise companies have succeeded in various industries. In late 2015 and early 2016, we entered into and implemented two significant contracts with Capella Education Co and Pekin Insurance Company; in the second half of 2016 we closed a significant contract with SAP/Ariba; and in early 2017 we closed a significant contract with Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation. We believe these significant recent clients will result in a substantial increase in our recurring revenues from our cloud-based Fision software platform during 2017 and beyond. These significant customers are as follows:

•	Capella Education Co. (Capella) – Capella is a leading nationwide company in the online for-profit education industry and is based in Minneapolis, Minnesota. Through its accredited, nationally-recognized and wholly-owned Capella University, Capella provides numerous online college and post-college education courses and degrees in many fields. Capella is a publicly-traded NASDAQ company with annual revenues in excess of $400 Million.

•	Pekin Insurance Company (Pekin) – Pekin is a leading regional insurance company based in Pekin, Illinois (near Peoria) and primarily serving most Midwestern states, particularly Illinois, Ohio and Indiana. Pekin offers its customers many forms of auto, life, health, and property insurance.

•	SAP/Ariba – SAP/Ariba is a leading worldwide provider of SaaS software technology based in Sunnyvale, California, and offers procurement and contract management software services through its business commerce network. When Ariba was acquired by SAP in 2012, it produced annual revenues of $335 Million.

•	Otis Elevator Company – Otis Elevator Company is the world’s largest manufacturer and maintainer of elevators, escalators, moving walkways and other people-moving products. Otis is headquartered in Connecticut, has over 65,000 employees, is a wholly-owned subsidiary of United Technologies, and markets, sells and services its products in more than 200 countries while producing annual revenues exceeding $12 billion.

In addition, our current ongoing commercial negotiations with prospective customers include a considerable number of other potential significant clients, and we expect to close material contracts with 2-3 of them in the near future.

Cloud-Based Platform -Storage and operation of our software solutions platform along with the digital marketing assets and related data of our customers have been outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and software application services to their clients. Our service provider is Microsoft’s Azure Cloud, which leading cloud service provider offers readily scalable and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data, with our premier cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. In addition, we believe that our experienced and leading cloud provider is more effective in delivering our automated software solutions to our customers than we could perform in any event.

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

Our Industry

We are positioned in the marketing/sales segment of the broad software-as-a-service (SaaS) industry, which segment we believe from available industry data now represents annual revenues of at least $20 Billion, while the entire SaaS industry has annual revenues in excess of $75 Billion.

Corporate spending on computer software applications and other intellectual technology (IT) has been growing at a rapid pace for many years in order to capitalize on the benefits of digital information technology. Moreover, a large amount of that spending now is being directed to support and enhance corporate marketing and sales efforts and activities. For many corporations, marketing software technologies have evolved to become a fundamental driver of IT purchasing. Indeed, a leading industry analyst recently predicted that by 2017, Chief Marketing Officers soon will spend more on IT than their counterpart Chief Information Officers.

Marketing

We market and sell licensing rights to our proprietary software platform under written contracts with our customers which typically have one to three-year terms. A majority of our historical customers and revenues were procured primarily through direct sales obtained by our management and direct sales force.

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

In late 2014, we implemented a secondary sales channel which involves targeting independent national sales agencies to sell (license) our branded software products as agents paid commissions based on their actual sales. We regard and refer to these sales agencies as our “channel partners.” To date we have entered into three channel partner arrangements with experienced agencies, and we have already realized material revenues from their sales efforts.

Employees

We currently have nine (9) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Senior Vice President of Sales, Controller/Office Manager, Customer Support Specialist, a Programmer/Developer, Client Services Manager, and Sales Manager. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

We incurred net losses of $2,784,044 for the year ended December 31, 2014, losses of $2,259,232 for the year ended December 31, 2015, and losses of $2,817,548 for the year ended December 31, 2016. Since Fision’s inception in 2010, we have an accumulated deficit of $(13,438,313) as of December 31, 2016. Moreover, we expect to continue operating at a loss until at least sometime in 2018. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

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

We have a substantial amount of indebtedness in the form of various Notes Payable. As of December 31, 2016, we had approximately $1,023,463 of Notes Payable including accrued interest, 10% of which have matured and is past due.

During 2015 and 2016, we converted a large amount of Notes Payable into our common stock concurrent with the closing of the Merger and thereafter. There is no assurance, however, that we will be able to convert our remaining overdue debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial overdue indebtedness, such failure would have a significant adverse effect on our business and financial condition, and could even cause a total failure of our business.

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

For the fiscal years ended December 31, 2014, 2015 and 2016, four customers in 2014 each accounted for more than 10% of our revenues, four customers in 2015 each accounted for more than 10% of our revenues, and two customers in 2016 each accounted for more than 10% of our revenues; and combined these customers represented slightly over 30% of our revenue during each of these three years. None of these customers was significantly dominant in either 2014, 2015 or 2016, however, since the highest revenue customer in each year was less than 16% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Our market is highly competitive, with many companies providing solutions competitive to our software platform. Well-known and established competitors include Marketo, Eloqua (Oracle), Unica (IBM), Hubspot, ExactTarget (Salesforce), Aprimo, Responsys and Silverpop. We expect additional strong competitors to emerge in the future from time to time.

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

The availability to our customers of our products and services depends on the continuing and efficient operation of our information technology and communications systems and infrastructure, and most particularly on the “cloud-based” service provider facility which hosts our Fision software platform. These electronic systems are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in damage to our customers and brand and likely a reduction to our revenues.

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

We have filed two patent claims which are pending with the United States Trademark and Patent Office (USTPO) covering certain technological aspects of our Fision software platform, and we expect to receive patent protection regarding these patent claims. We regard the proprietary software technology covered by these pending patents to be significant for our future business and our standing and reputation in our industry. There is no assurance, however, that the patent claims we have filed will provide us with any significant proprietary protection even if they are approved.

We could incur substantial costs and disruption to our business as a result of any infringement claim brought against us involving intellectual property of another party, which could harm our business and operating results.

We cannot predict whether any third party claims will occur alleging that we have infringed their intellectual property rights, and if any such claims occur whether they will substantially harm our business and operating results. If we are forced to defend any infringement claims, whether with or without merit or even if determined in our favor, we may face costly litigation and diversion of our management and other personnel. Moreover, any outcome of a claim resulting in our having infringed another’s intellectual property rights may require us to pay significant damages and attorney fees; to cease licensing our Fision software platform; to expend substantial development resources to redesign our products; or to enter into potentially unfavorable royalty or license agreements to use third-party technologies, which may not be available on terms acceptable to us, if at all. The time and resources required from us to resolve any such disputes or litigation, even if resolved in our favor, could harm our business, operating results, financial condition, brand and reputation.

Risks Related to Our Common Stock

The current public trading market for our common stock is new and relatively inactive.

There is no assurance that the trading market for our common stock will become active or liquid, or be sustained when and if developed. Moreover, there remains a significant risk that our common stock price may fluctuate substantially in the future in response to various factors including the following:

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

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for our stockholders to sell their common stock.

Under SEC rules, a “penny stock” includes any equity security having a market price of less than $5.00 per share, subject to certain limited exceptions. Regarding any transaction involving a penny stock, these rules require a broker or dealer to approve a person’s account for transactions in penny stocks, and also to receive from the person a written consent to the transaction and its terms. The broker or dealer also much obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person is competent to evaluate the risks of penny stocks. Prior to the transaction, the broker or dealer also must deliver a disclosure schedule containing the rights and remedies available to the person, the basis on which the broker or dealer made the suitability determination, and the receipt of the related signed agreement from the person.

Due to these penny-stock rules, brokers and dealers may be less willing to execute transactions in penny stock securities, and this may make it more difficult for shareholders to dispose of our common stock, which could cause a decline in the market value of our common stock.

Because we became a publicly-held company by means of a reverse merger with an inactive public company, it may be difficult for us to attract the attention of brokerage firms and financial analysts.

Due to our becoming public through a reverse merger,we currently have no material relationship or public stock trading history with any brokerage firm, underwriter or financial analyst. Accordingly, there may be little or no incentive for securities analysts of brokerage and other financial firms to provide investment coverage of us or to recommend the purchase of our common stock.

Being a public company results in additional expenses and diverts management’s attentions.

Due to the Merger, our business must now bear the expenses associated with being a public company including being subject to the reporting requirements of the Securities Exchange Act of 1934. These requirements generate significant accounting, legal and financial compliance costs, and may place significant strain on our personnel and resources. As a result, management’s attention may be diverted from other significant business concerns, which could have an adverse material effect on our business, financial condition and results of operations.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or detect fraud. In that event, investors and the financial community could lose confidence in our financial reporting, which in turn may result in a decline in the trading price of our stock, or otherwise harm our financial condition.

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

Our officers and directors beneficially own approximately 46% of our common stock, which concentrated ownership and control by our management could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could result in a decline in the price of our common stock.

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

Our computers and computer hardware servers and other technology development equipment, as well as considerable office and administrative equipment, furniture and supplies, are also located in our Minneapolis facility. We believe that our current facilities and equipment are adequate to satisfy our current operations and support substantial future growth.

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

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded in the over-the-counter market only since January 11, 2017, and now is quoted and traded on the OTCQB Tier of OTC Markets Group under the symbol “FSSN”. Our common stock is thinly traded, and there is no assurance that our common stock will trade actively in the future.

The reported high and low sale prices per share for our common stock for the period traded are shown below, which quotations do not reflect retail mark-up, markdown or commission, and may not represent actual transactions.

	High Price	Low Price
Period from January 11 to March 29, 2017	$0.86	$0.65

The last sale price of our common stock as reported on the OTCQB on March 29, 2017 was $.85 per share.

Stockholders

As of March 31, 2017, there were 332 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any future earnings for the development and growth of our business. Any future payment of dividends will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements, and investment or acquisition opportunities.

Description of Securities

Common Stock -- Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of December 31, 2016, there were 38,302,720 shares of common stock issued and outstanding. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

Preferred Stock -- The Company is also authorized to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share. Our Board of Directors has the authority, without stockholder approval, to issue these preferred shares in one or more designated series, to establish the number of shares in each series, and to fix the preferences, powers, dividends, and voting or conversion rights of any preferred shares, which could dilute the voting power or other rights of holders of our common stock. We have no current plans to designate terms of or issue any preferred stock.

Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, phone number (813) 344-4490. Our transfer agent is registered under the Securities Exchange Act of 1934.

Rule 144

In general, under Rule 144 of the Securities Act of 1933, as amended, any person (or persons who are aggregated) including persons who are affiliates, whose restricted common stock has been fully paid for and held for at least six months from the later of the date acquired from us or from an affiliate of us, may sell such common stock in broker’s transactions or directly to market makers, provided the number of shares sold in any three-month period may not exceed one percent of our then outstanding shares of common stock. Sales under Rule 144 are also subject to certain notice requirements and the availability of current public information about us. After one year has elapsed since the date of purchase of such common shares from us or an affiliate of us, persons who are not affiliates of us may sell their shares under Rule 144 without any limitation.

Future sales of our common stock under Rule 144 or otherwise could negatively impact the price of our common stock in any public market where it is traded. We cannot estimate the number of shares that may be sold in the future by our existing shareholders or the effect, if any, that sales of shares by our stockholders will have on the market price of our common stock prevailing from time to time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2016, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights column (a)	Weighted-average exercise price of outstanding options, warrants and rights column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a)) column (c)

Equity compensation
plans approved by
security holders	2,772,500 shares	$.42 share	327,500

Equity compensation
plans not approved by
security holders (1)	4,149,225 shares	$.49 share	1,170,000
____________

(1) Represents options and warrants granted on a one-time basis to a former director, officers, and consultants and advisors under individual contract or bonus arrangements. These individual grants vary in term, number of shares, and exercise price as determined by the Board of Directors to be in the best interests of the Company at the effective date of the grant of each award.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2016 and 2015, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We have developed and successfully commercialized a proprietary cloud-based marketing software platform. Our innovative platform integrates, streamlines and automates the use of many marketing and sales resources and communications of a company in order to bridge the significant gap typically existing between marketing and sales, which gap inhibits the speed and effectiveness of targeting and reaching the customer base of a company. Our unique software solutions supported by their cloud-based delivery are readily scalable to adapt seamlessly to any rapid business growth of our existing or potential customers, regardless of their size.

Fision automated software enables the marketing department of our customers to easily and quickly create and implement professional marketing campaigns and other presentations for distribution to and support of sales force personnel regardless of their location. Use of our software reduces substantially the time and cost incurred by our customers for their marketing functions and activities, while still emphasizing, protecting and enhancing their valuable brand assets. Our current and targeted customer base is global and ranges across diverse industries and companies of all sizes, particularly those companies selling familiar branded products or services.

Our Fision software platform offers three major benefits to our customers, (i) accelerating their revenues, (ii) improving and protecting their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

Revenue Model

Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring licensing agreements with new customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving consistent overall revenues or accurately forecasting our future revenue stream, particularly since each new contract provides one-time start-up revenues from prescribed initial set-up and integration fees. Assuming our business and number of customers under license continue to grow as projected by us, however, we believe that within a couple years the timing and sales cycle involved in closing new customers will not affect materially our prevailing or forecasted revenue stream.

We generate our revenues primarily from payments from customers having a license to access and use our proprietary marketing software platform, which payments include relatively consistent monthly fees and a prescribed substantial one-time set-up and integration fee payable to us at the outset of the license. We also receive certain secondary fees from time to time for customized software development projects ordered from us, and for processing emails for certain customers.

A substantial majority of our revenues have been and are “sticky” and thus of a recurring nature. Most of our customers have remained with and continually used our software platform once they have integrated it into their digital marketing model and experienced the special benefits provided from our cloud-based Fision marketing solutions.

Marketing Model

We have marketed, sold and licensed our proprietary software products through our direct sales force including management and other direct sales personnel, and through our channel partners who are experienced and recognized independent sales agencies. We generate our revenues primarily from software licensing contracts obtained by our sales force and channel partners. These written and binding contracts typically have terms of one to three years and require prescribed monthly fees based on the customer’s number of end users and locations where used. We have outstanding licensing contracts with twelve (12) customers including significant contracts we closed in the past year or so, and we currently are engaged in various stages of contract negotiation with or procurement of a substantial number of prospective large new large enterprise customers.

We operate and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Change in Marketing Strategy

During the years prior to 2015 while our Fision software platform was being designed and developed, our marketing sales efforts were directed primarily toward local small and medium sized companies whose operational, management and other commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based applications have been developed to be readily scalable for any size company, in 2015 we revised our marketing strategy and activities to primarily target and sell our software products to large global enterprise companies having many and widespread national and international branches and operations.

We believe that our enhanced marketing focus toward large enterprise companies has been effective. During the past year or so, we closed and implemented material contracts with and are receiving recurring revenues from two large enterprise companies, Capella Education Co. and SAP/Ariba, in early 2017 we closed a significant contract with Otis Elevator Company (a subsidiary of United Technologies Corporation), and we currently are in the process of closing material contracts with 2-3 other large enterprise companies.

Recent Declining Revenues

The length and variability of our sales cycle necessary to conduct business with large enterprise companies, however, is much greater than we earlier experienced while marketing our Fision platform to small and medium-sized companies. This substantial change and increase in our sales cycle to close a contract with a new customer has resulted in a material decline in our revenues since we began primarily targeting large enterprise companies. For example, our revenues for 2016 were $425,198 compared to $604,799 for 2015, a decrease of approximately 30%

We believe strongly, however, that due to our recent success in closing large enterprise contracts and those that we are now in the process of closing, our revenues will appreciate substantially during 2017 and beyond.

Intellectual Property (IP) Protection

We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We now have three patent claims involving our software technology filed and pending with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on both of them.

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

Accounts Receivable

We maintain allowances for potential credit losses on accounts receivable. In connection with the preparation of our financial statements, management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment patterns, and current economic trends in order to evaluate the adequacy of these allowances. Accounts determined to be uncollectible are charged to operations when that determination is made.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2016 we incurred total expenses of $595,115 for research and development. In comparison, during the fiscal year ended December 31, 2015 we incurred total expenses of $232,426 for research and development.

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

Revenue Recognition

A substantial majority of our revenues are derived from customers having written licensing agreements with us, which revenues are recognized by us on a one-time or monthly basis as specified in these written contracts. Regarding secondary revenues from one-time custom software projects or any other services provided to our customers, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies because the services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectability of revenues is reasonably assured.

Cost of Revenue

Cost of revenue primarily represents third-party hosting, data storage and other services provided by Microsoft’s Azure cloud service provider, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of revenue relating to our cloud services is recognized monthly.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will not be effective for us until 2018. We are evaluating the effects that the adoption of ASU 2014-9 will have on our financial statements, and do not expect a material impact on our financial position, results of opreations or cash flows.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. This guidance indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of events and conditions that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, that it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and all interim and annual periods thereafter, and accordingly we are now subject to this guidance.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations – Fiscal Years Ended December 31, 2016 and December 31, 2015

Revenue -- Revenue totaled $425,198 for the fiscal year ended December 31, 2016 compared to revenue of $604,799 for the comparable fiscal year 2015, a decrease of $179,801, or 29.7%, which decrease we believe was primarily due to the longer and more variable sales cycle necessary to close contracts with large enterprise clients, and the loss of certain recurring revenues from three small business customers who did not renew their Fision licensing agreements.

Of fiscal year 2016 revenue, $316,400 (74%) represented recurring revenues from customer licensing fees, and the balance of $108,798 (26%) primarily represented one-time setup and integration fees pursuant to new customer licensing agreements. As for fiscal year 2015 revenue, $503,140 (83%) represented recurring license fee revenues, and the balance of $101,659 (17%) primarily represented one-time setup and integration fees related to new customer contracts.

Cost of Revenue – Cost of revenue in fiscal year 2016 was $96,315 (23% of revenue) compared to cost of revenue in fiscal year 2015 of $136,856 (23% of revenue), which percentages were identical.

Gross Margin – Gross margin for fiscal year 2016 was $328,884 compared to $467,943 for fiscal year 2015, a decrease of $139,059 attributable primarily to lower revenue in 2016. Gross margin as a percentage of revenue was 77% for both fiscal years 2016 and 2015. In future years, we expect our gross margin will continue to remain in the high range reported in fiscal years 2016 and 2015.

Operating Expenses – Operating expenses totaled $2,973,495 for fiscal year 2016 compared to $2,421,785 for fiscal year 2015. These comparable operating expenses included:

(i)	selling and marketing expenses of $1,046,806 in 2016 compared to $620,288 in 2015, which increase of $426,518 in 2016 was due primarily to substantial increased sales personnel, stock-based grants, travel and other expenses necessary to focus our marketing and sales strategy toward large enterprise clients;

(ii)	development and support expenses of $595,115 in 2016 compared to $232,476 in 2015, which increase of $362,639 in 2016 was due primarily to software enhancement development of the Fision platform to support and improve its use and functions by large enterprise customers, and hiring a Chief Technology Officer experienced in providing software services to large enterprise customers; and

(iii)	general and administrative expenses of $1,331,574 in 2016 compared to $1,569,020 in 2015, which decrease of $237,446 was due to decreased general overhead costs.

Interest Expense – Interest expense totaled $173,367 for fiscal year 2016 compared to $305,390 for fiscal year 2015, which decrease of $132,023 in 2016 was due to substantially less outstanding Notes payable debt in 2016.

Net (loss) – Our net (loss) for fiscal year 2016 was $(2,817,998) compared to $(2,259,232) for fiscal year 2015, which increased loss in 2016 was due primarily to increased marketing, selling and development expenses necessary to support our expanded business strategy to target and focus on large enterprise customers.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities, and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of our common stock, and common stock issued to satisfy outstanding debt and to pay for development, marketing, management, financial professional and other services.

We will soon need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness, which there is no assurance we will accomplish.

At December 31, 2016 the Company had the following notes payable agreements totaling $1,023,463 including accrued interest, with interest rates up to 24%.

Category of Notes Payable	Amount Owed*

Decathlon LLC - Senior Secured Note, due 6/30/17, interest at 14%	$166,587
Finquest Capital, Inc. - Secured/Unsecured Notes, due 3/31/17, interest at 15%	85,385
Brajoscal, LLC – Secured Note, past due, interest at 18%	25,938
Nottingham Securities Inc., due 3/31/17, interest at 10%	143,785
Note payable to individual investor, due 6/30/17, interest at 24%	119,318
Note payable to individual investor, past due, interest at 12%	28,743
Note payable to individual investor, due in monthly settlement payments	47,000
Note payable to individual investor, past due, interest at 6%	1,531
Notes payable to two principal officers, due on demand, interest at 6%	405,176
Total	$1,023,463

___________

* Includes accrued interest

We believe our current available cash will be sufficient only until May 1, 2017. We will need to continue raising capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $1,000,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources including our current registered public offering of common stock, sales of equity or debt (including convertible debt) securities in private transactions, and loans from affiliates, banks or other financial institutions.

We may not be able to sell sufficient securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available, we may be forced to abandon our business plans or even our entire business. Moreover, regarding any financing we may obtain, any equity or convertible debt financing would be dilutive to our shareholders, and any available debt financing may involve restrictive covenants.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2016 we had only $8,172 of cash and $9,045 of net accounts receivable and a working capital deficit of $(715,562). Over the past couple years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

In 2016 we raised working capital from equity proceeds of common stock totaling $1,225,000. Also in 2016, we issued common stock to satisfy and convert to equity outstanding loans and related accrued interest of $769,624, and we issued common stock and warrants for consulting, financial, development, operational and professional services valued at $1,605,457.

Net Cash Used in Operating Activities – We used $1,215,932 of cash in operating activities for the fiscal year ended December 31, 2016 compared to $911,134 of cash used in operating activities for the fiscal year ended December 31, 2015, which increase in 2016 was primarily due to our expanded commercial activities focused on large enterprise companies.

Net Cash Used in Investing Activities– We used $6,531 for investing activities in fiscal year 2016 for an equipment purchase compared to use of $4,716 in fiscal year 2015 also for an equipment purchase.

Net Cash Provided by Financing Activities – During fiscal year 2016, we raised $1,206,903 in financing activities including net proceeds from sales of common stock of $1,225,000 offset by net payments of $18,097 on short-term loans. In comparison, during fiscal year 2015 we raised $916,181 in net proceeds from financing activities including sales of common stock of $730,000 and net proceeds from short-term loans of $183,112.

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2016, we incurred a net loss of $(2,817,548) and had an accumulated deficit of $(13,438,313) as of December 31, 2016. And we are continuing to incur a substantial net loss in 2017. As of December 31, 2016, we had outstanding loans including accrued interest of $1,023,463, of which less than 10% overdue. We also had accounts payable and accrued expenses of $536,688 as of December 31, 2016. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2016 or as of December 31, 2015.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See our financial statements beginning on page F-1 of this Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE.

None.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (Coso II). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2016 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

We are committed to improving our financial and oversight organization and procedures. During the remainder of 2017 and into 2018, we intend to adopt new accounting and disclosure controls and procedures and improve existing procedures to remedy material weaknesses in our internal control over financial reporting. We also plan to add experienced personnel to our accounting staff, and to add independent directors to our Board of Directors, and to establish an Audit Committee comprised of independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth certain information about our directors and executive officers:

Name	Age	Position

Michael P. Brown	59	Chief Executive Officer, Board Chairman, Director

Garry N. Lowenthal	57	Executive Vice President, Chief Financial Officer, Director

Wade Anderson	44	Chief Technology Officer and Chief Product Officer

Jason Mitzo	40	Senior Vice President of Sales and Marketing

Michael P. Brown, co-founder of the Company, has been a director and Chief Executive Officer of the Company since our inception in 2010. Mr. Brown has been an accomplished corporate executive for more than 20 years while serving in various senior operations, sales and executive positions. His extensive senior management experience includes having been Senior Vice President of Operations, Sales and Marketing at Life Time Fitness from 1997 to 2007, where he successfully managed and oversaw annual revenue growth from $7 Million to $689 Million. In 2001, he attended the Executive MBA course at the University of St. Thomas, and he has also served as a nuclear submarine diver in the United States Navy.

Garry N. Lowenthal, co-founder of the Company, has been a director, Executive Vice President and Chief Financial Officer of the Company since our inception in 2010. Mr. Lowenthal has over 20 years extensive experience in senior operations and key finance management positions, both with private and public companies. He has developed a substantial background with equity capital raising transactions while managing both private placements and public offerings for various corporations. Mr. Lowenthal has served on the national board of Financial Executives International (FEI), the premier professional association for CFOs and other senior financial executives. He also served as past chairman of FEI’s national technology committee. Mr. Lowenthal is on the Alumni Advisory Board of the Carlson School of Management/University of Minnesota where he graduated with a Master’s Degree in Taxation and Finance and a Bachelor’s Degree in Accounting. He also serves as a District Chairman for the Boy Scouts of America.

Wade Anderson has been our Chief Technology Officer and Chief Product Officer since April 2016. From December 2013 to April 2016, Mr. Anderson was Senior Vice President of Operations and Chief Technology Officer of Consumer Agent Portal, LLC, a Minneapolis-based company providing online SaaS platform software services to the insurance industry. From September 2009 to December 2013, Mr. Anderson was Director of IT Production of Lifetouch National School Studies, a leading national provider of school photography products based in suburban Minneapolis. His nineteen years of experience in software development and technology management positions also include seven years employment with Accenture, a leading global professional services company. Mr. Anderson holds an MBA Degree from Bethel University.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any such Section 16(a) forms with respect to our fiscal year ended December 31, 20116, all such required reports were filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. We currently are in the process of developing a Code of Ethics which when adopted will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2016 and 2015 regarding all compensation paid to, awarded to, and earned by each individual who served as our chief executive officer or in any other executive officer position with the Company. These four individuals may be referred to as our “named executive officers.”

Name and Position	Year	Salary	Bonus	Option Awards		Stock Awards		Total

Michael P. Brown	2016	$240,000	-	-		$-		$240,000
Chief Executive Officer	2015	$240,000	-	-		$372,750	(1)	$612,750

Garry N. Lowenthal	2016	$150,000	-	-		$296,250	(2)	$446,250
Executive Vice President and Chief Financial Officer	2015	$150,000	-	-		$67,500	(2)	$217,500

Wade Anderson (3)	2016	$133,333	-	$208,000	(4)	$26,250	(5)	$367,583
Chief Technology Officer and Chief Product Officer	2015	-	-	-		-		-

Jason Mitzo (6)	2016	$145,000	$20,820	$40,000	(7)	$26,250	(8)	$232,070
Senior Vice President of Sales and Marketing	2015	$110,960	-	-		-		$110,960

___________

(1)	Represents the value of stock award grants in 2016 of 805,000 common shares.

(2)	Represents the value of stock award grants in 2015 of 150,000 common shares, and in 2016 of 725,000 shares

(3)	Mr. Anderson commenced his employment with the Company in April, 2016.

(4)	Represents the value of stock options to purchase 1,600,000 common shares.

(5)	Represents the value of stock award grants in 2016 of 50,000 common shares.

(6)	Mr. Mitzo does not have a written employment agreement with the Company. His annual salary was increased to $130,000 as of September 1, 2015, and to $150,000 as of April 1, 2016.

(7)	Represents the value of stock options and warrants to purchase 500,000 common shares.

(8)	Represents the value of stock award grants in 2016 of 50,000 common shares.

Executive Compensation Overview

Our executive compensation program historically has consisted of a combination of base salary and stock-based compensation in the form of common stock awards and options. Our executive officers and other salaried employees are also eligible to receive health and certain other fringe benefits.

Now that we have made the transition from a private company to a publicly-traded company, we will evaluate our compensation values, philosophy, plans and arrangements as circumstances require. At a minimum, we expect to review executive compensation annually with input from our Board of Directors and any future compensation committee established by our Board of Directors. Incident to considering the compensation levels needed to ensure our executive compensation program remains competitive, we also will review whether we are satisfying our retention objectives and the potential costs of replacing key employees.

Employment Agreements With Our Named Executive Officers

On July 1, 2014 the Company entered into three-year term Employment Agreements with Michael P. Brown to serve as our Chief Executive Officer, and with Garry N. Lowenthal to serve as our Executive Vice President and Chief Financial Officer. Mr. Brown’s base salary was $15,000 monthly during 2014 and increased to $20,000 monthly on January 1, 2015, and Mr. Lowenthal’s base salary was $10,000 monthly during 2014 and increased to $12,500 monthly on January 1, 2015.

If either Mr. Brown or Mr. Lowenthal voluntarily terminate their employment with us or are terminated by the Company “without cause” as defined in the Employment Agreements, they would be entitled to receive severance payments of 12 months of their prevailing base salary, which severance payments would increase to 15 months of their prevailing base salary in the event of any termination other than for cause within one year from a change in control of the Company.

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

Recent Employment of Key Executive Officer

In April 2016, we hired Wade Anderson as our Chief Technology Officer (CTO) and Chief Product Officer (CPO) and entered into an Employment Agreement with him containing the following material provisions:

i) Duties – Mr. Anderson shall serve as our Chief Technology Officer (CTO) (and also as Chief Product Officer) and shall report directly to our Chief Executive Officer, and have direct responsibility for all Fision platform/software existing and future development and its ongoing maintenance and successful daily operation. Mr. Anderson shall devote his best efforts and fulltime work on behalf of the Company, provided that he is entitled to perform non-competitive consulting and freelance work during weekends and evenings provided it doesn’t interfere with his duties and performance for the Company.

ii) Term of Employment – An initial term of twenty-four (24) months, and thereafter to renew automatically for additional one-year terms unless terminated prior thereto by the Company.

iii) Compensation – Mr. Anderson’s employment agreement provides the following compensation:

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

iv) Confidential Information and Trade Secrets – Mr. Anderson agrees not to directly or indirectly use or divulge any of Fision’s confidential information, trade secrets or any other proprietary information for his or any third party’s benefit, including without limitation our software development applications and know-how, our customer and vendor lists and relationships, our finances and product pricing, our strategic and marketing plans, and our proprietary processes and methods of doing business

v) Inventions and Intellectual Property – Mr. Anderson agrees that all product developments, designs, computer software, trademarks, and any other intellectual property (IP) developed or conceived by him in the course of his employment, whether solely or jointly with others, shall inure to and be the property of the Company.

vi) Non-Solicitation – During the term of his employment and for one year thereafter, Mr. Anderson will not directly or indirectly solicit employees, customers, vendors, referral sources or other strategic allies of Fision for any purpose other than to benefit Fision, including he will take no action whatsoever to induce any person to terminate their employment or business arrangement with Fision.

vii) Termination – If Mr. Anderson is terminated for cause as defined in the Employment Agreement, he will not be entitled to any severance payments. If he is terminated without cause, he shall receive severance pay after the first year of employment in the amount of six months of pay based on his base salary, and after two years and more of employment, he shall be entitled to severance pay of an additional two months per year up to a maximum of twelve months of severance pay. In the event of a change of control of the Company resulting in his termination, he shall be entitled to from twelve to fifteen months of severance pay. Upon termination for any reason, he would have up to 90 days from the date of termination to exercise any vested stock options.

viii) Legal Matters – The Employment Agreement is governed by and interpreted under the laws of the State of Minnesota. Any unresolved disputes between the parties shall be resolved through binding arbitration through the American Arbitration Association with venue in Minneapolis.

Equity Compensation Plans

Our 2011 Plan

In 2011 the Board of Directors and shareholders of our Minnesota Fision subsidiary adopted and approved our 2011 Stock Option and Compensation Plan, as amended on July 18, 2013 and on December 30, 2014 (the “Plan”), which is our only equity compensation plan approved by stockholders. The purpose of the Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding our employees and key consultants performing services for us, and to motivate them to contribute to our growth and profitability.

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

To date, we have only granted stock option awards under the Plan, and as of December 31, 2016, we had outstanding options under the Plan for a total of 2,772,500 common shares.

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

Our 2016 Plan

On March 28, 2016, our Board of Directors adopted our 2016 Equity Incentive Plan (“2016 Plan”) which was registered with the SEC pursuant to a Form S-8 effective on March 30, 2016. This 2016 Plan reserved 2,500,000 shares of our common stock for future grants from time to time under awards administered by our Board of Directors. The purpose of the 2016 Plan is to provide incentives to participants in order to generate positive returns for our shareholders, and also to provide us with flexibility to motivate, attract and retain the services of employees, directors and certain consultants who are eligible to participate in this plan. There are three types of awards which can be granted under the 2016 Plan, which are stock payment awards, stock option awards, or restricted stock awards.

Stock payment awards may be granted by our Board of Directors to any eligible participant for employee or other bonus compensation, director services, or payment for services to eligible consultants. When granted, these awards must be valued for services or compensation based on no less than 100% of the fair market value of our common stock

Awards of stock option grants also are administered by our Board of Directors who will set the number of option shares, any vesting terms, the length of term of any option, and the exercise price. The exercise price must be no less than 100% of the fair market value of our common stock at the date of any option grant. Such stock options must be exercised only by the participant receiving the option, and are only otherwise transferable or exercisable by will or laws of descent.

Restricted stock awards are also determined by the Board of Directors, who determine the purchase price and number of restricted shares subject to the award, the length of any restriction period, and the terms of performance or restrictions applicable during the restriction period. If the employee is terminated prior to satisfying the restriction period or requirements, any shares still subject to restriction are forfeited by the participant.

Regarding vesting of stock options and restrictive stock covenants, all stock options not yet vested will become vested and all restrictions on restricted stock will lapse upon any of the following events occurring:

(i)	if any person or group of persons becomes the beneficial owner of at least 40% of our common stock;

(ii)	if a majority of the members of our Board of Directors are replaced within any 24-month period by directors not approved by our existing directors; and

(iii)	if a merger or sale of our assets is approved by our shareholders.

Our Board of Directors has the right to amend or terminate our 2016 Plan at any time, but any such amendment or termination does not diminish or otherwise affect the terms of any outstanding awards granted prior thereto. No awards can be granted under the 2016 Plan after its tenth anniversary.

The only type of award granted to date under our 2016 Plan are stock payment awards, and during March-April 2016, our Board of Directors granted stock payment awards to various eligible participants for an aggregate of 1,330,000 shares of our common stock; and in December 2016, additional stock payment awards for an aggregate of 700,000 shares were granted to our two principal officers.

Outstanding Equity Awards at Fiscal Yearend

The following table sets forth as of the end of fiscal year 2016 all outstanding equity awards held by our named executive officers:

	Number of securities	Number of securities
	underlying	underlying
	unexercised options	unexercised options		Option exercise	Option expiration
	(#) exercisable	(#) unexercisable		price($)	date

Michael P. Brown	None	None		-	-
Garry N. Lowenthal	None	None		-	-
Wade Anderson	300,000	1,300,000	(1)	$.35	4/30/20
Jason Mitzo	38,750	288,750	(2)	$.50	6/30/18 to 4/30/20

___________

(1)	After six months, vesting quarterly over four years.
(2)	19,375 shares vest on June 30 of each of 2015, 2016, 2017 and 2018; and 62,500 shares vest on July 31 of each of 2017, 2018, 2019, and 2020.

Director Compensation

For our fiscal year ended December 31, 2016, no compensation was paid to any of our directors, since all our directors in 2016 were also executive officers who do not receive any compensation for serving in their capacity as a director of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 28, 2017, by each of our directors, each person known by us to own beneficially 5% or more of our Common Stock, each named executive officer, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned. The address of each beneficial owner is c/o Fision Holdings, Inc., 430 First Avenue North, Suite 620, Minneapolis, MN 55401.

Name	Shares of Common Stock		Percent of Common Stock (1)
Michael P. Brown	14,350,786		36.21%
Garry N. Lowenthal	1,965,091		4.96%
Wade Anderson	1,650,000	(2)	4.00%
Jason Mitzo	377,500	(3)	0.94%
All directors and officers as a group (4 persons)	18,343,377		46.11%
Corey Koskie	2,804,957	(4)	7.04%

_____________

(1)	Based on 39,628,910 outstanding common shares of the Company as of March 28, 2017.

(2)	Includes 50,000 shares owned by him and 1,600,000 shares pursuant to stock options.

(3)	Includes 50,000 shares owned by him and 327,500 shares pursuant to stock options.

(4)	Includes 207,500 shares pursuant to stock purchase warrants and 943,611 shares owned by his private limited liability company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Since January 1, 2015 we have been involved in the following transactions with related persons, and we believe these transactions occurred on terms as favorable to us as could have been obtained from unrelated third parties.

Information regarding the employment relationship and cash and stock-based compensation of our executive officers during 2016 and 2015 is incorporated herein by reference to the section of this Annual Report entitled “Executive Compensation.”

To secure his employment, in April, 2016 we granted Wade Anderson, our Chief Technology Officer, a five-year incentive stock option to purchase a total of 1,600,000 shares at $.35 per share, vesting ratably over 4 years after the first six months of his employment. In April 2016, we also issued Mr. Anderson a bonus stock award of 25,000 common shares and in August 2016 we issued him an additional bonus stock award of 25,000 shares.

In July 2015, we issued 150,000 common shares as bonus compensation to Mr. Lowenthal; in March 2016, as bonus compensation we issued 375,000 common shares to Mr. Brown and 225,000 common shares to Mr. Lowenthal; and in December 2016 we issued a total of 230,000 shares to Mr. Brown and Mr. Lowenthal as bonus compensation.

In December 2016, we also awarded and issued 700,000 shares of our common stock to Mr. Brown and Mr. Lowenthal, 350,000 shares apiece, under our 2016 Equity Plan and pursuant to agreements requiring them to continue serving in their respective roles with the Company.

In August 2016 we issued 25,000 common shares as a bonus award to our Senior Vice President of Sales and Marketing, Jason Mitzo, and also granted him a four-year stock option to purchase 250,000 common shares at $.50 per share. Additionally in August 2016, we granted Mr. Mitzo a four-year warrant to purchase 250,000 shares of our common stock exercisable at $.30 per share, and concurrently he assigned this warrant to a significant shareholder of the Company to satisfy an outstanding obligation owed to this shareholder.

Since the Company has been unable to compensate its two principal officers in cash under the terms of their respective employment agreements, their accrued compensation from time to time has been converted to notes payable bearing interest at 6% per annum. Effective December 31, 2015, Mr. Brown converted $925,000 of his outstanding note payable into 1,423,077 shares of our common stock at $.65 per share; and effective in December, 2016 Mr. Brown and Mr. Lowenthal each converted $25,000 of their outstanding Notes into shares of our common stock at $.30 per share. As of December 31, 2016, Mr. Brown was owed $248,226 on his Note and Mr. Lowenthal was owed $156,950 on his Note.

Related Party Transaction Policy

Our Board of Directors has no formal written policy regarding related-party transactions, but rather follows the requirements of state law applicable to such transactions. In particular, after full disclosure of all material facts, review and discussion, our Board of Directors approves or disapproves such transactions. No director is allowed to vote for approval of a related-party transaction for which he or she is the related party, but shall provide all material information concerning the related-party transaction and the director’s interest in the transaction.

Director Independence

None of our current directors is an independent director.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Patrick D. Heyn, CPA, P.A. for the fiscal year ended December 31, 2015 and by Soles, Heyn and Company LLP, for the fiscal year ended December 31, 2016, whereby Patrick D. Heyn, CPA, P.A. merged his CPA practice with Angela Soles, CPA on January 1, 2017.

	2016	2015

Audit Fees	$34,500	$20,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$34,500	$20,000

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2016 and 2015 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors Fision Corporation

I have audited the accompanying consolidated balance sheet of Fision Corporation, as of December 31, 2016 and 2015, and the related consolidated statements of operations, consolidated stockholders' equity and consolidated cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on our audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fision Corporation, as of December 31, 2016 and 2015 and results of its operations and its cash flows for each of the two years in the period, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

March 31, 2017

FISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$8,172	$8,495
Accounts receivable, net	9,045	32,134
Prepaid Expenses	734,637	15,318
Total current assets	751,853	55,947

Property and equipment, net	8,327	7,754

Other Assets:
Deposits	6,456	6,456
Total assets	$766,636	$70,157

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$536,688	$185,172
Note payable and accrued interest - related party	405,176	174,125
Notes payable	525,550	1,257,181
Total current liabilities	1,467,415	1,616,478

Contingencies and commitments

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 25,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 38,302,720 and 27,797,950 shares issued and outstanding, respectively	3,830	2,780
Additional paid in capital	12,733,704	9,071,663
Accumulated deficit	(13,438,313)	(10,620,764)
Total stockholders' deficit	(700,779)	(1,546,321)
Total liabilities and stockholders' deficit	$766,636	$70,157

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenues	425,198	604,799
Cost of revenues	96,315	136,856
Gross margin	328,884	467,943

Operating Expenses:
Selling and marketing	1,046,806	620,288
Development and support	595,115	232,476
General and administrative	1,331,574	1,569,020
Total operating expenses	2,973,495	2,421,785

Loss from operations	(2,644,612)	(1,953,842)

Other expense:
Interest expense	(173,387)	(305,390)
Total other expense	(173,387)	(305,390)

Net loss before income taxes	(2,817,998)	(2,259,232)

Provision for income taxes	-	-
Net loss	$(2,817,998)	$(2,259,232)

Net loss per share - basic and diluted	$(0.09)	$(0.10)

Weighted average number of shares outstanding - basic and diluted	31,654,279	22,655,221

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained
	Preferred	Preferred	Common	Common	Paid in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total

Balance, December 31, 2014	-	-	19,662,809	1,967	4,753,742	(8,361,532)	(3,605,823)

Common stock issued for cash	-	-	1,930,188	193	729,807	-	730,000
Stock issued for services	-	-	1,714,431	171	616,717	-	616,888
Warrants granted for services	-	-			331,603		331,603
Conversion of notes payable and accrued interest	-	-	4,190,522	419	2,639,824		2,640,243
Acquisition of the net assets and liabilities	-	-
DE Acquistion	-	-	300,000	30	(30)		-
Net loss	-	-		-	-	(2,259,232)	(2,259,232)
Balance, December 31, 2015	-	-	27,797,950	2,780	9,071,663	(10,620,764)	(1,546,321)

Common stock issued for cash	-	-	3,367,950	337	1,224,663		1,225,000
Stock issued for services	-	-	3,487,288	349	1,605,109		1,605,457
Warrants/Options granted for services	-	-			62,468		62,468
Conversion of notes payable and accrued interest/expenses	-	-	2,431,551	243	769,624		769,867
Acquisiotion of the net assets and liabilities
DE Acquistion	-	-	1,217,981	122	178		300
Net loss	-	-				(2,817,548)	(2,817,548)
Balance, December 31, 2016	-	-	38,302,720	3,830	12,733,705	(13,438,313)	(700,777)

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,817,548)	$(2,259,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,605,457	616,888
Depreciation	5,959	18,592
Stock warrants/options issued for services	62,468	331,603
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	23,089	33,795
Prepaid expenses	(431,615)	(15,318)
Increase (decrease) in:
Accounts payable & accrued expenses	351,516	352,533
Net cash used in operating activities	(1,200,674)	(911,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (Purchase) of property and equipment	(6,531)	(4,716)
Net cash used In investing activities	(6,531)	(4,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(227,699)	(112,000)
Proceeds from note payable	165,000	-
Proceeds from related party notes	37,300	295,112
Proceeds on line of credit	7,302	3,069
Proceeds from issuance of common stock	1,225,000	730,000
Net cash provided by financing activities	1,206,903	916,181

Net decrease in cash	(320)	5,568

Cash at beginning of year	8,492	2,924
Cash at end of year	$8,172	$8,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$(39,552)	$(42,881)
Franchise and income taxes	$-	$-
Noncash operating and financing activities:
Conversion of debt and accrued interest to common stock	$769,867	$2,640,243

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fision Holdings, Inc., a wholly-owned subsidiary of FISION Corporation (the “Company”) was incorporated under the laws of the state of Minnesota, with its parent company, Fision Corporation, incorporated under the laws of the state of Delaware, and is in the business of unique automated marketing software which is “cloud” based. The Company has developed and successfully commercialized a unique cloud-based software platform which automates and integrates digital marketing assets and marketing communications, and accordingly “bridges the gap” between marketing and sales of an enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. The Company’s business model provides a predictable and recurring revenue stream for its licensed software allowing for a high percentage of recurring revenues, allowing for recurring revenue between 74% to 83%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2016, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2016, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair value because of the short maturity of those instruments.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015.

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

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2016.

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

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. The Company invoices one-time startup costs, such as consolidating and uploading digital assets upon completion of those services. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly.

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

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model. The following range of assumptions in the Black- Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended December 31,
	2016	2015
Weighted-average volatility	29.1%	29.4%
Expected term (in years)	3.7	2.5
Risk-free interest rate	1.03% - 1.28%	0.89% - 1.31%

Expected volatilities used for award valuation in 2016 and 2015 are based on the peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

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

For the years ended December 31, 2016 and 2015, there were 5,142,729 and 1,922,853 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The company expenses all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2016 we incurred total expenses of $595,115 for research and development. In comparison, during the fiscal year ended December 31, 2015 we incurred total expenses of $211,495 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products

Advertising Costs

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense for the years ended December 31, 2016 and 2015 was $45,316 and $21,405, respectively. The costs are included in the consolidated selling and marketing expenses.

Recently issued accounting pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

At December 31, 2016 the Company had a working capital deficiency of approximately $716 thousand and an accumulated deficit of approximately $13.4 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management intends to raise additional funds through private placements and/or or through public offerings of its securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate substantial funds.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$15,103	$32,134
Less: Allowance for doubtful accounts	6,058	0
	$9,045	$32,134

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation, consists of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Equipment	$84,716	$92,701
Furniture & Fixtures	29,647	28,946
Less: Accumulated Depreciation	(106,036)	(115,318)
Net Fixed Assets	$8,327	$7,754

Depreciation expense

Depreciation expense for the years ended December 31, 2016 and 2015 were $5,959 and $18,592, respectively.

NOTE 6 - OTHER BALANCE SHEET ACCOUNTS PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2016	2015
Prepaid Expenses:
Technology Vendor Deposit	$9,404	$9,404
Health Insurance	0	5,914
Sales Commissions Advances	4,920	0
Contra-APIC Unvested Stock Grants	720,313	0
Total Prepaid Expenses	$734,637	$15,318

NOTE 7 - NOTES PAYABLE

At December 31, 2016 the Company had the following notes payable agreements totaling $1,023,463 including accrued interest, with interest rates up to 24%:

Description of Note	Amount Owed*
Decathlon LLC-Senior Secured Note, due 6/30/17, interest at 14%	$166,587
Finquest Capital Inc.-Secured/Unsecured Notes, due 3/31/17, interest at 15%	85,385
Nottingham Securities Inc., due 3/31/17, interest at 10%	143,785
Brajoscal LLC-Secured Note, past due, interest at 18%	25,938
Note payable to individual investor, due 6/30/17, interest at 24%	119,318
Note payable to individual investor, past due, interest at 12%	28,743
Note payable to individual investor, past due, interest at 6%	1,531
Note payable to individual investor, monthly settlement payments of $1,000	47,000
Notes payable to two principal officers, due on demand, interest at 6%	405,176
$1,023,463

________

*Includes accrued interest

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS & CONTINGENCIES

Lease

The Company currently occupies 4,427 square feet of office space in downtown Minneapolis Minnesota. Terms are on a month to month basis for $7,142 per month including utilities maintenance and cleaning. Total rent expense under this agreement was $88,215 and $78,565 for the years ended December 31, 2016 and 2015, respectively.

NOTE 9 - INCOME TAXES

At December 31, 2016 and 2015, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $7,105,000 and $5,823,000 for Federal and state purposes, respectively. The Federal carryforward expires in 2035 and the state carryforward expires in 2020. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016 and 2015, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2013 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2016	2015
Income tax at federal Statutory rate	34.0%	34.0%
Effects of permanate differences	(18.9)%	(0.1)%
Effects of state taxes (net of federal taxes)	0%	0%
Change in valuation allowance	(15.1)%	(33.9)%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of $7,105,000 and $5,823,000, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2015 and 2016.

Utilization of the Company's net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

NOTE 10 - RELATED PARTY TRANSACTIONS

Employment AgreementsThe Company has three employment agreements in effect with its chief executive officer, executive vice president, and chief technology officer. The terms of the agreements include base salaries of $35,000 per month in 2015 increasing to $51,667 per month in 2016.

Loans

Included in notes payable are amounts due to officers for Notes payable which had been accepted by them for past compensation. At December 31, 2016 and 2015, the amounts of such notes due related parties was $405,176 and $174,125, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized the issuance of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both $0.0001 par values per share. At December 31, 2015 and 2016, there were 27,797,950 and 38,302,720 outstanding shares of common stock and no outstanding shares of Preferred stock, respectively.

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

During the year ended December 31, 2016, the Company issued 10,504,770 shares of common stock. Of this amount, 3,367,950 shares were issued for cash of $1,225,000, 3,487,288 shares were issued for services valued at $1,605,457, 2,431,551 shares were issued for debt reduction of $769,867, and 1,217,981 shares were issued to satisfy the exercise of an option for $300 related to the December 2015 Merger.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company has the following outstanding warrants to purchase the Company’s common stock at December 31,

	Number of Shares	Exercise Price	Weighted Average Exercise price	Average Grant Date Fair value
Balance December 31, 2014	1,632,471	0.25-1.00
Granted	2,133,973	0.20-1.00	0.51	0.17
Forfeited or cancelled	-	-
Balance December 31, 2015	3,766,444
Granted	470,000	0.30-0.50	0.40	0.39
Forfeited or cancelled	(30,000)	-
Balance December 31, 2016	4,206,444

NOTE 12 - CONCENTRATIONS

For the year ended December 31, 2015 four customers and for the year ended December 31, 2016 three customers each accounted for more than 10% of our revenues. Combined these customers represented slightly over 50% of the Company’s revenue during each of 2015 and 2016. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company sold or issued shares of its common stock as follows:

(i)	sales of 242,857 shares of common stock for proceeds of $100,000 used for general working capital purposes;

(ii)	issuance of 950,000 shares of common stock for services valued in the aggregate amount of $285,000; and

(iii)	issuance of 133,333 shares of common stock for conversion and satisfaction of debt in the amount of $40,000.

EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among the registrant, DE6 Newco Inc, a Minnesota corporation, and Fision Holdings, Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2015)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant’s Form 10 filed on 4/6/2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of registrant’s Form 10 filed on 4/6/2010)

10.1	Employment Agreement with Michael Brown, dated July 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.2	Employment Agreement with Garry Lowenthal, dated 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.3	2011 Stock Option and Compensation Plan, as amended 12/30/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.4	2016 Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed on March 30, 2016)

10.5	Employment Agreement with Wade Anderson (incorporated by reference to Registrant’s Registration Statement on Form S-1 filed on October 31, 2016)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: March 31, 2017	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	By:	/s/ Michael Brown
Michael Brown
Director, Chief Executive Officer (principal executive officer)

Dated: March 31, 2017	By:	/s/ Garry Lowenthal
Garry Lowenthal
Director Chief Financial Officer
(principal financial and accounting officer)

47