Form 10-K/A
period 2016-12-31
FISION Corp
filed 2017-04-03
CIK 1487931

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016 is being filed solely for the purpose of adding the XBRL Data Files to the Form 10-K.

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

FISION Corporation

Dated: April 3, 2017	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 3, 2017	By:	/s/ Michael Brown
Michael Brown
Director, Chief Executive Officer (principal executive officer)

Dated: April 3, 2017	By:	/s/ Garry Lowenthal
Garry Lowenthal
Director Chief Financial Officer
(principal financial and accounting officer)

3