Form 10-Q
period 2017-03-31
FISION Corp
filed 2017-05-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 40,926,471 shares of common stock are outstanding as of March 31, 2017.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONDENSED CONOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,757	$8,172
Accounts receivable, net	27,000	9,045
Subscription Receivable	50,000	-
Prepaid Expenses	1,085,250	734,637
Total Current Assets	1,167,007	751,853

Property and equipment, net	7,057	8,327

Other Assets:
Deposits	6,456	6,456
Total Assets	$1,180,520	$766,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses	$774,943	$536,688
Note payable and accrued interest - related party	78,075	405,176
Notes Payable	554,263	525,550
Derivative Liability	30,625	-
Total Current Liabilities	1,437,906	1,467,415

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 25,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 40,926,471 and 38,302,720 shares issued and outstanding, respectively	4,093	3,830
Additional paid in capital	13,961,371	12,733,704
Accumulated deficit	(14,222,849)	(13,438,313)
Total Stockholders' Equity	(257,385)	(700,779)
Total Liabilities and Stockholders' Equity	$1,180,520	$766,636

The accompanying notes are an integral part of these condensed condolidated financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	128,337	122,185

Cost of Sales	15,390	30,664

Gross Margin	112,947	91,521

Operating Expenses
Sales and Marketing	295,292	456,521
Development and Support	170,642	271,875
General and Administrative	320,626	586,938

Total Operating Expenses	786,560	1,315,334

Operating Loss	(673,613)	(1,223,813)

Other Expenses
Interest Expense	58,308	31,694
Loss on Debt Conversions	50,667	0

Gain (loss) on change in Fair Value of Derivative	1,948	0

Net Loss	(784,536)	(1,255,507)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	38,884,677	28,128,077

The accompanying notes are an integral part of these condensed condolidated financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(784,536)	$(1,255,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	1,035,320	922,500
Depreciation	1,270	1,352
Stock warrants/Stock Options issued for services	42,294	30,000
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	(17,955)	(18,120)
Other receivable	(50,000)	-
Prepaid expenses	(350,614)	5,914
Increase (decrease) in:
Accounts payable & accrued expenses	(28,643)	94,729
Net Cash Used in Operating Activities	(152,865)	(219,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,393)
Net Cash Used In Investing Activities	-	(1,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(16,550)	(32,373)
Proceeds from note payable	50,000	-
Proceeds from related party notes	14,300	-
Repayments on line of credit	1,700	2,598
Proceeds from issuance of common stock	100,000	620,000

Net Cash Provided by Financing Activities	149,450	590,225

Net (Decrease) Increase in Cash	(3,415)	369,702

Cash at Beginning of Period	8,172	8,495

Cash at End of Period	$4,757	$378,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$1,513	$1,633
Franchise and Income Taxes	-	-
Noncash operating and financing activities:
Common Stock Issued for Services	$1,035,320	$922,500
Common Stock Warrants Issued for Services	$-	$30,000
Conversion of debt and accrued interest to common stock	$370,169	-

The accompanying notes are an integral part of these condensed condolidated financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

(Unaudited)

NOTE 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures which are included in annual financial statements have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim unaudited financial statements are adequate to make the information not misleading.

Although these interim financial statements for the three-month periods ended March 31, 2017 and 2016 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2017 first quarter interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K filed with the SEC on March 31, 2017.

Principles of Consolidation

These consolidated interim financial statements include the accounts of FISION Corporation, a Delaware corporation, and its wholly-owned Minnesota subsidiary Fision Holdings, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2017 we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended March 31, 2017, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the three months ended March 31, 2017, only two customers exceeded 10% of our revenues, including one for 17% of revenues and one for 14% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Property and Equipment

Property and equipment are capitalized and stated at cost, and any additions, renewals or betterments are also capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. If property or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from our accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

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

At March 31, 2017 the Company had a working capital deficiency of approximately $270,900 and an accumulated deficit of approximately $14.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds, increasing our marketing and sales activities to obtain materially increased revenues, and otherwise addressing our ability to continue as a going concern, and our management believes that our actions being taken to raise needed capital and implement our business plan for increased revenues will enable us to continue as a going concern.

NOTE 3 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2017:

	Level 1	Level 2	Level 3

Convertible note payable	$-	$-	$30,625

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2017	Convertible Notes	Change in fair Value	Conversions	Fair Value March 31, 2017

Convertible notes payable	$-	$28,677	$1,948	$-	$30,625

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exersice price	$0.34
Expected Volatility	124%
Expected Term	6 mos
Risk free interest rate	0.91%
Expected Dividends	$-

Derivative Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

NOTE 4 NOTES PAYABLE

During the first quarter ended March 31, 2017, the Company issued a total of 1,233,895 shares of its common stock to convert into equity and satisfy $370,159 of outstanding Notes Payable.

At March 31, 2017 the Company was indebted under various Notes Payable in the total amount of $767,108 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of March 31, 2017:

Summary Description of Notes Payable	Amount Owed*
Decathlon LLC - Senior Secured Note, due 6/30/17, interest at 15%	$171,049
Finquest Capital Inc.- Secured Note, due 6/30/17, interest at 15%	32,875
Brajoscal, LLC - Secured Note, past due, interest at 18%	27,250
Nottingham Securities Inc., due 6/30/17, interest at 10%	111,258
Note payable to individual investor, due 6/30/17, interest at 24%	130,018
Note payable to individual investor, past due, interest at 12%	29,493
Note payable to individual investor, due 12/31/17, interest at 12%	50,500
Note payable to individual investor, due 9/13/17, interest at 12%	25,125
Note payable to individual investor, due 6/30/17, interest at 10%	62,885
Note payable to individual investor, monthly settlement payments	47,000
Note payable to individual investor, past due, interest at 6%	1,580
Note payable to principal officer, due on demand, interest at 6%	78,075
Total	$767,108

________

* Includes accrued interest

NOTE 5 CONVERTIBLE NOTE

March 13, 2017 Convertible Note

On March 13, 2017, the Company issued a $25,000 convertible promissory note bearing interest at 12.0% per annum to an accredited investor, payable September 13, 2017 plus accrued interest. The holder has the right convert the note into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $28,677 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($28,677) is being amortized over the term of the debt (6 months). For the one months ended March 31, 2017, the Company recognized interest expense of $2,390 related to the amortization of the discount.

The derivative liability relating to the beneficial conversion interest was $28,677 at March 31, 2017 and was computed using the following variables:

Exersice price	$0.40
Expected Volatility	124%
Expected Term	6 mos
Risk free interest rate	0.93%
Expected Dividends	$-

NOTE 6 STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2017 there were 40,926,471 outstanding shares of common stock and no outstanding shares of preferred stock.

Common Shares Issued

In January 2017, the Company issued 142,857 unregistered common shares in a private placement to an accredited investor in consideration for $50,000 or $0.35 per share, which proceeds were used for working capital purposes.

Also in January 2017, the Company issued 133,333 unregistered common shares to a Noteholder to satisfy and convert into equity $40,000 of a Note Payable.

In February 2017, the Company issued a total of 650,000 unregistered common shares valued at $0.68 per share or $442,000 for consulting services, including 400,000 common shares for investment relations and financial communications services, and 250,000 common shares for technical and software advisory services.

Also In February 2017, the Company sold and issued 300,000 unregistered shares for total consideration of $200 incident to a consulting contract to provide public relations services to the Company.

In March 2017, the Company issued a total of 200,000 common shares for $100,000 ($.50 per share), which were sold to two investors in a public offering under its S-1 Registration Statement, which proceeds were used for working capital purposes.

In April 2017, although effective March 31, 2017, the Company issued 1,100,562 unregistered common shares to convert debt owed to its two principal officers into equity incident to the transaction described in the following Note 7.

Stock Option and Warrant Grants

There were no stock option grants during the first quarter ended March 31, 2017.

During the first quarter ended March 31, 2017, the Company granted warrants to purchase a total of 241,667 common shares, including (i) warrants for 41,667 shares granted for financial services, fully vested, and exercisable at $.30 per share anytime during a four-year term, and (ii) cashless exercise warrants for 200,000 shares granted for investor relations services, exercisable when vested at $.40 per share anytime during a three-year term and vesting at 20,000 shares per month over a ten-month period. Under our Black Scholes valuation model, warrants that vested during the 2017 first quarter ended March 31, 2017 were valued at $42,294.

NOTE 7 RELATED PARTY TRANSACTIONS

In April 2017 the Company issued a total of 1,100,562 unregistered shares of its common stock to its two principal officers in consideration for their converting a total of $330,168 of their Notes for past due compensation into equity at $.30 per share, including 850,562 shares issued to Michael Brown and 250,000 shares issued to Garry Lowenthal. This transaction was effective March 31, 2017.

Our Notes Payable as of March 31, 2017 include $78,075 owed to our CFO, Garry Lowenthal, for unpaid past salary compensation, which was not converted into equity and is payable on demand with an interest rate of 6% per annum. Mr. Lowenthal has the option to convert this outstanding Note owed to him into unregistered common shares at any time over the next four years at a conversion rate of $.30 per share.

NOTE 8 SUBSEQUENT EVENTS

In April-May, 2017, the Company issued an additional 1,100,000 unregistered common shares as follows:

i) 500,000 shares in a private placement with an accredited investor for proceeds of $150,000 ($.30 per share), which proceeds were used for working capital purposes, and the Company also granted this accredited investor a vested four-year warrant to purchase 250,000 common shares at $.30 per share;

ii) 200,000 shares valued at $.30 per share to a financial advisor under a consulting agreement also requiring payment to the advisor of $10,000 cash and a Convertible Promissory Note of $50,000; and

iii) 400,000 shares to Volerro Corporation upon closing our purchase of Volerro’s assets.

In April 2017 we entered into an Asset Purchase Agreement (the “Agreement”) with Volerro Corporation (“Volerro”) to acquire Volerro’s assets including its unique cloud-based proprietary software and development technology and its customer base. Volerro is a privately-held corporation based in Minneapolis which has developed and markets “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are many statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider the specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an Internet platform technology company providing cloud-based software solutions to automate the marketing functions and activities of our customers. Our focus is to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives. Our development, management, marketing and other operations are conducted from Minneapolis through our wholly owned Minnesota subsidiary, Fision Holdings, Inc.

Fision was founded and incorporated in Minnesota in 2010 by our current principal officers to develop and create proprietary software solutions to support marketing and sales operations of private and public businesses of all types and sizes. We have developed and successfully commercialized a unique cloud-based software platform which automates and integrates digital marketing assets and marketing communications, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a leader in the rapidly growing marketing and sales enablement segment of the broad software-as-a-service (SaaS) industry.

We are a global cloud-based software development and licensing company offering our Fision platform marketing software solutions to promote and improve sales enablement of any entity. Our cloud-based software platform is readily scalable to adapt to fast business growth of any customer, regardless of size. Except for future customary software enhancements and periodic upgrades, the primary development of our automated software marketing platform has been completed.

Our proprietary Fision platform enables every member of the marketing and sales teams of our customers, by having easy and automated access to all their digital marketing and media assets, to leverage the full power of their distinctive brands and digital marketing assets in every interaction with their consumers or buyers.

Our Business

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

We derive our revenues primarily from recurring payments from customers who have entered into software licensing contracts with us having terms of one to three years, and secondarily from set-up and implementation fees paid by new customers during the initial stage of their license contract. Our typical customer implementation process includes integrating our cloud-based Fision platform into the marketing infrastructure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to offer technical and maintenance support after implementation. As of March 31, 2017, we have license contracts with 13 customers actively using our Fision platform for their marketing and sales operations.

Our current and targeted customer base ranges across diverse industries of various sizes, including banks and other financial enterprises, insurance companies, hotels and other hospitality businesses, healthcare and fitness companies, retailers, software and other technology companies, product manufacturers, telecommunications companies, and numerous other companies selling familiar branded products or services.

Our market and potential customer base are global and virtually unlimited, since our Fision platform software solutions provide significant benefits to the marketing and sales departments and personnel of any commercial enterprise, regardless of size. Our customers typically “stick” with us and our Fision platform, and accordingly we receive substantial recurring revenues from them. Certain key customers have maintained written contracts with us for years. We regard our high percentage of recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term written contract relationships with our customers. We believe that our ability to realize a high percentage of recurring revenues is a keystone feature of our business model.

We market and license our proprietary software platform both through direct sales obtained by our management and in-house sales personnel, and through retaining experienced national technology sales agencies which we refer to as our “channel partners.” We have entered into three significant channel partnership arrangements, and have realized material revenues from the sales efforts of our channel partners.

Significant Marketing Developments - Our primary marketing strategy, which is focused toward large enterprise companies, has succeeded in various industries. In late 2015 and early 2016, we entered into and implemented a significant contract with Capella Education Co; in late 2016 we closed and implemented a significant contract with SAP/Ariba; and in early 2017 we closed and are now implementing two significant contracts with Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation, and with Lazydays RV. We believe these significant recent clients will result in a substantial increase in our future recurring revenues from our cloud-based Fision software platform. These significant customers are summarized as follows:

•	Capella Education Co. (Capella) - Capella is a leading nationwide company in the online for-profit education industry and is based in Minneapolis, Minnesota. Through its accredited, nationally-recognized and wholly-owned Capella University, Capella provides numerous online college and post-college education courses and degrees in many fields. Capella is a publicly-traded NASDAQ company with annual revenues in excess of $400 Million.

•	SAP/Ariba - SAP/Ariba is a leading worldwide provider of SaaS software technology based in Sunnyvale, California, and offers procurement and contract management software services through its business commerce network. When Ariba was acquired by SAP in 2012, it produced annual revenues of $335 Million.

•	Otis Elevator Company - Otis Elevator Company, is the world’s largest manufacturer and maintainer of elevators, escalators, moving walkways and other people-moving products. Otis is headquartered in Connecticut, has over 65,000 employees, and markets, sells and services its products in more than 200 countries while producing annual revenues exceeding $12 billion.

•	Lazydays RV - Lazydays RV is the world’s largest RV dealership and has large RV sales and rental vehicles and fleets at its 126-acre headquarters Tampa FL dealership as well as at its other four large dealerships in Colorado and Arizona. Lazydays RV features more than 2,500 new and pre-owned RVs, 300 service bays and two RV campgrounds having over 700 RV campsites.

Our current ongoing sales negotiations with prospective new customers include a considerable number of additional potential large enterprise clients, and we expect to procure and close material contracts with several of them during the remainder of 2017.

Our Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social media content and any other material marketing assets. Using Fision’s automated software technology, these digital assets become readily available for user access as determined by our customers. Our Fision platform is designed to provide any corporate marketing department with the ability to instantly and seamlessly update its sales force and other users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. Large enterprise customers with extensive global sales networks have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience. We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

Cloud-Based Platform - Storage and operation of our software solutions platform along with the digital marketing assets and related data of our customers are outsourced by us to take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and related software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which leading provider offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

We regard the hosting of our software applications, the ready digital interface with our customers, the storage of unlimited customer data with our cloud provider, and the overall flexibility of the cloud model as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our highly qualified and experienced leading cloud provider is more effective in delivering our automated software solutions to our customers than we could perform in any event.

Recent Strategic Acquisition

In April 2017 we entered into an Asset Purchase Agreement (the “Agreement”) with Volerro Corporation (“Volerro”) to acquire Volerro’s assets including its unique cloud-based proprietary software and development technology and its customer base. Volerro is a privately-held corporation based in Minneapolis which has developed and markets “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients.

Volerro software enables the marketing, sales and brand personnel of its clients to collaborate in real time in the creation, refinement, and distribution of all types of their strategic content including print, packaging, high quality image and video content. For example, Volerro’s primary application allows all product, brand, marketing and creative teams of a business enterprise the ability to work on and create a document in real-time with integrated chat and voice conferencing.

Volerro’s cloud-based software solutions are marketed in the broad SaaS industry, with its primary targeted customer base being large financial and retail enterprises. The two principal clients of Vollero are U.S. Bank, a leading national banking institution having numerous branches throughout the USA, and Shopko Stores, a $3.2 billion retailer selling many kinds of quality name-brand merchandise through its 363 operated retail stores in 24 states.

Volerro content collaboration software services and technology are particularly complementary with and readily adaptable to integrate into the SaaS marketing software services currently available on our Fision platform. Accordingly, we believe our acquisition of these Volerro software products will both increase our revenues materially and also attract new customers to our Fision platform.

The Agreement includes certain conditions, due diligence performance, and representations by Volerro and us. These matters and other material terms of the Agreement, as well as the specific assets of Volerro being acquired by us, are set forth in our Current Report on Form 8-K filed by us with the SEC on April 27, 2017.

The Company and Volerro completed their respective due diligence and satisfied all conditions of the Agreement in early May 2017, and accordingly this acquisition of Volerro assets by us was completed and closed on May 12, 2017.

We acquired these Volerro assets in consideration for 400,000 unregistered shares of our common stock issued to Volerro, plus an additional 200,000 performance common shares to be issued to Volerro in the future provided the two principal clients of Volerro are under contract to continue as customers of Fision until the end of 2018.

There are no material relationships between our officers, directors and principal shareholders and those of Volerro.

Our Employees and Properties

We currently have nine (9) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Senior Vice President of Sales, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager, and a Programmer/Developer. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Our corporate headquarters and development and operational facilities are located in a large office building in downtown Minneapolis, Minnesota, and since 2010 we have occupied 4,427 square feet of this building. We lease these spaces on a month-to-month basis for $7,474 per month including rent, utilities, maintenance and cleaning services. We do not own any real estate. Our computer hardware servers and other technology development equipment as well as considerable office and administrative equipment, furniture and supplies are also located in our Minneapolis facility. We believe that our current facilities and equipment are adequate to satisfy our current operations and to support substantial future growth.

Revenue and Marketing Models

Revenue Model -- Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream, particularly since each new contract provides one-time start-up revenues derived from initial set-up and integration fees.

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

Marketing Model – For many years, we have marketed, sold and licensed our proprietary software products through our direct sales force including management and other direct sales personnel, and our revenues have been generated primarily from software licensing contracts obtained by our internal sales force. In late 2015, we implemented a significant secondary sales channel through the use of independent national sales agencies to sell (license) our branded software products as agents who are paid commissions based on their actual sales. We regard and refer to these experienced sales agencies as our “channel partners.” To date we have entered into three channel partner arrangements with experienced and recognized technology sales agencies. We have realized material revenues from the sales efforts of our channel partners.

Our products and services are marketed and sold in the marketing software segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

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

Significant Accounting Policies

Stock-Based Compensation Valuations - Our estimated valuations for stock-based compensation grants are based primarily on the quoted prices for our common stock in public trading market.

Accounts Receivable -- The Company maintains allowances for potential credit losses on accounts receivable. In connection with the preparation of our financial statements, management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment patterns, and current economic trends in order to evaluate the adequacy of these allowances. Accounts determined to be uncollectible are charged to operations when that determination is made.

Research and Development -- We expense all our research and development operations and activities as they occur. Our development activities are conducted both internally from our Minneapolis headquarters facility by our development personnel, and externally from outsourced contracts with experienced independent software development companies and individuals. We own considerable servers and other computer equipment located at our Minneapolis facility, which are used by our development personnel to develop and enhance our marketing software platform.

Fair Value of Financial Instruments -- FASB ASC Topic 820 requires disclosure of and defines fair value of financial instruments, and also establishes a three-level valuation hierarchy for these disclosures. The carrying amounts reported in a balance sheet for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between their origination and their expected realization and their current market rate of interest. The three levels of valuation hierarchy for fair value determinations are defined as follows:

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

Revenue Recognition -- A substantial majority of our revenues are derived from our customers having written licensing agreements with us, which revenues are recognized by us on a one-time or monthly basis as specified in these written contracts. Regarding secondary revenues from one-time custom software projects or any other services provided to our customers, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies only when services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectability of revenues is reasonably assured.

Cost of Revenue -- Cost of revenue primarily represents third-party hosting, data storage and other services provided by Microsoft’s Azure Cloud service, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of revenue relating to our cloud services is recognized monthly.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09, as amended, will be effective for the beginning of fiscal 2019, including interim periods within that reporting period.

The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company's ability to adopt using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements.

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and related disclosures and has not yet determined whether the effect will be material. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company expects its leases designated as operating leases in Note 13, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements as it relates to other aspects of the business.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue -- Revenue was $128,337 for the quarter ended March 31, 2017 compared to revenue of $122,185 for the quarter ended March 31, 2016, which increase of $6,152 is attributable primarily to increasing revenues from our recent large enterprise clients.

Cost of Revenue – Cost of revenue for the quarter ended March 31, 2017 was $15,390 (12% of revenue) compared to cost of revenue of $30,664 (25% of revenue) for the quarter ended March 31, 2016, which lower percentage cost of revenue for the 2017 first quarter was primarily attributable to lower cloud service rates from our new Microsoft cloud service provider compared to our former provider.

Gross Margin – Gross margin for the quarter ended March 31, 2017 was $112,947 compared to $91,521 for the quarter ended March 31, 2016, which increase of $21,426 was attributable primarily to substantially lower cost of revenue in the 2017 first quarter. Gross margin as a percentage of revenue was 88% for the first quarter of 2017 compared to 75% for the first quarter of 2016.

Operating Expenses – Operating expenses totaled $786,560 for the quarter ended March 31, 2017 compared to $1,315,334 for the quarter ended March 31, 2016. This substantial decrease of $528,774 for the first quarter of 2017 was due primarily to (i) a decrease of approximately $100,000 in software development costs in the 2017 first quarter attributable to the basic technology structure of our Fision platform having been mostly completed in 2016, (ii) a decrease of approximately $180,000 in sales and marketing expenses in the 2017 first quarter attributable primarily to a substantial reduction in travel, lodging and other sales and marketing support expenses, and (iii) a decrease of approximately $250,000 in general and administrative costs in the 2017 first quarter attributable primarily to a reduction in personnel during 2016 and substantial one-time expenses in the 2016 first quarter for our reverse merger and related matters involved in our becoming a public company.

Interest Expense and Loss on Debt Conversions – Interest expense totaled $58,308 for the quarter ended March 31, 2017 compared to $31,694 for the quarter ended March 31, 2016, which increase was due to a higher amount of Notes Payable in the 2017 first quarter and an expense incident to a warrant issued below fair market value for a new promissory note. Loss on debt conversion of $50,667 for the quarter ended March 31, 2017 compared to $0 for the quarter ended March 31, 2016, which increase was due to the conversion of certain debt below the fair market value of our stock price.

Net (loss) -- Our net (loss) for the quarter ended March 31, 2017 was $(784,536) compared to $(1,255,507) for the quarter ended March 31, 2016, which substantially lower loss in the 2017 first quarter was due primarily to the much lower operating expenses incurred in the 2017 first quarter.

Change in Marketing Strategy

During the years prior to 2015 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform marketing software has been designed to be readily adaptable to and scalable for any size enterprise, however, during 2015 we revised our marketing strategy and activities to target and sell our software products primarily to large enterprise corporations having many and widespread national and international branches and operations.

We believe our revised marketing focus toward large enterprises has been effective. During 2016 and early 2017, we implemented material contracts with and are receiving revenues from three large enterprise companies, Capella Education Co., SAP/Ariba, and Otis Elevator. Moreover, we currently are in the process of closing material contracts with a few other large enterprise companies.

The increased length of our sales cycle necessary to sell our products to large enterprises, however, has been considerably greater than we earlier incurred while marketing our Fision platform to local medium-sized companies. This substantial change in our sales cycle to close a contract with a new customer resulted in a material decline in our revenues during the past year or so. We now believe this period of declining revenues due to our change in marketing strategy has ended, as evidenced by our increase in revenues in the 2017 first quarter compared to the 2016 first quarter. And we believe that due to the large enterprise contracts we have recently closed and those we are in the process of closing, our revenues will appreciate substantially during the rest of 2017 and future years.

Liquidity and Capital Resources

Our financial condition and future prospects depend significantly on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of common stock to accredited investors having pre-existing relationships with our company, and the issuance of stock-based compensation to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

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

As of March 31, 2017, we had total current liabilities of $1,437,906, including Notes Payable with related accrued interest of $767,108. A summary of our current outstanding Notes Payable indebtedness as of March 31, 2017 is set forth in Note 3 of our foregoing interim financial statements for the 3-month period ended March 31, 2017.

As of the date of this quarterly report, we had approximately $40,000 in cash, which we believe along with our projected receipt of accounts receivable and new customer contracts will last until sometime in August, 2017. We need to continue raising substantial capital to support our future operations. Our management estimates that based on our current monthly expenses net of expected monthly revenue, we will require approximately $1,250,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy on a consistent basis. As of the date of this quarterly report, we had cash and current receivables of approximately $41,203, and a working capital deficiency of $270,899. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management and from financial and other lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and equity sales of our common stock.

Net Cash Used in Operating Activities – We used $152,865 of net cash in operating activities for the three months ended March 31, 2017 compared to $219,131 of net cash used in operating activities for the three months ended March 31, 2016. This decrease in cash used in operating activities during the 2017 three-month period was attributable primarily to the substantially lower loss in the 2017 three-month period when compared to the 2016 three-month period.

Net Cash Used in Investing Activities -- During the three months ended March 31, 2017, we had no investing activities compared to net cash used for investing activities of $1,393 for an equipment purchase during the three-month period ended March 31, 2016.

Net Cash Provided by Financing Activities -- During the three months ended March 31, 2017, we were provided by financing activities with net cash of $149,450 including sales of common stock of $100,000, proceeds from notes payable of $64,300 and an increase in a bank line-of-credit of $1,700, offset by use of $16,550 used for repayment on notes payable. In comparison, during the three months ended March 31, 2016, we were provided by financing activities with net cash of $590,225 including sales of common stock of $620,000 and an increase in a bank line-of-credit of $2,598, offset by use of $32,373 used for repayment on notes payable.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2016, we incurred a net loss of $2,817,998, and had an accumulated deficit of $(13,438,313) as of December 31, 2016. And for the three months ended March 31, 2017, we continued to incur a substantial net loss of $784,536, and our accumulated deficit increased to $(14,222,849). As of March 31, 2017, we had outstanding current liabilities of $1,437,906 including current Notes Payable and related accrued interest of $767,108, some of which are past due or due on demand. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2017, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2016.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

In January 2017, we sold and issued 142,857 unregistered common shares in a private placement to an accredited investor in consideration for $50,000, which proceeds were used for working capital purposes.

Also in January 2017, we issued 133,333 unregistered common shares to a Noteholder to satisfy and convert into equity $40,000 of a Note Payable.

In February 2017, we issued 650,000 unregistered common shares valued at $.30 per share for consulting services, including 400,000 shares for investment relations and financial communications services, and 250,000 shares for technical and software advisory services.

Also in February 2017, we sold and issued 300,000 unregistered common shares to a consulting firm for total consideration of $200 incident to a consulting contract to provide public relations services to us.

In April 2017 (effective March 31, 2017), we sold and issued a total of 1,100,562 unregistered common shares to our two principal officers to convert into equity and satisfy a total of $330,168.58 of Notes Payable owed to them.

Warrants-- During the first quarter ended March 31, 2017 we granted unregistered stock purchase warrants to purchase a total of 241,667 shares of our common stock, including fully vested warrants for 41,667 shares granted for financial services and exercisable at $.30 per share anytime during their four-year term, and (ii) cashless exercise warrants for 200,000 shares granted for investor relations services, exercisable at $.40 per share anytime during their three-year term, and vesting at 20,000 shares per month over a 10-month period.

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

FISION Corporation

By:	/s/ Michael Brown	May 15, 2017
Michael Brown,
Chief Executive Officer

And	/s/ Garry Lowenthal	May 15, 2017
Garry Lowenthal,
Chief Financial Officer

