Form 10-Q/A
period 2017-03-31
FISION Corp
filed 2017-05-16
CIK 1487931

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for its period ended March 31, 2017 is being filed solely for the purpose of adding the XBRL Data Files to the Form 10-Q.

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

FISION Corporation

By:	/s/ Michael Brown	May 16, 2017
Michael Brown,
Chief Executive Officer

And	/s/ Garry Lowenthal	May 16, 2017
Garry Lowenthal,
Chief Financial Officer

3