Form 10-Q
period 2017-06-30
FISION Corp
filed 2017-08-21
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 42,574,686 shares of common stock are outstanding as of August 21, 2017.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$22,044	$8,172
Accounts receivable, net	53,366	9,045
Customer Contracts - Unrecognized Revenue	35,771
Prepaid Expenses	818,696	734,637
Total Current Assets	929,877	751,853

Property and equipment, net	6,286	8,327

Other Assets:
Goodwill	132,000	-
Intellectual Property	68,500	-
Deposits	6,456	6,456
Total Assets	$1,143,119	$766,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses	$710,831	$536,688
Deferred Revenue	35,771	-
Derivative Liability	269,139	-
Note payable and accrued interest - related party	183,576	405,176
Notes payable, net of debt discount of $310,607 and $0, respectively	475,943	525,550
Total Current Liabilities	$1,675,260	$1,467,415
Commitments and contingencies
Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 42,574,686 and 38,302,720 shares issued and outstanding, respectively	4,258	3,830
Additional paid in capital	14,958,789	12,733,704
Accumulated deficit	(15,495,187)	(13,438,313)
Total Stockholders' Equity	(532,140)	(700,779)
Total Liabilities and Stockholders' Equity	$1,143,119	$766,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$157,090	$111,454	$285,427	$226,139

COST OF SALES	13,991	33,933	29,380	64,596

GROSS MARGIN	143,099	77,521	256,047	161,543

OPERATING EXPENSES
Sales and Marketing	488,509	209,917	783,801	766,323
Development and Support	251,904	106,452	422,547	378,328
General and Administrative	45,208	426,315	365,834	913,369

TOTAL OPERATING EXPENSES	785,622	742,685	1,572,182	2,058,019

OPERATING LOSS	(642,522)	(665,164)	(1,316,135)	(1,896,476)

OTHER EXPENSES
Interest Expense	533,458	35,648	591,766	67,342
Change in fair value of derivatives	81,421	-	83,369	-
Loss on settlement of debt, net	14,937	(450)	65,604	(450)

Total other expenses	629,816	35,198	740,739	66,892

NET LOSS	$(1,272,338)	$(700,362)	$(2,056,874)	$(1,963,368)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	42,221,745	31,103,771	40,336,895	29,611,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) for the Period	$(2,056,874)	$(1,963,368)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	1,322,223	1,107,850
Depreciation	2,040	2,753
Stock warrants/Stock Options issued for services	56,964	30,000
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivables	(44,321)	(87,122)
Customer Contracts - Unrecognized Revenue	(35,771)	-
Prepaid expenses	(84,059)	5,914
Increase in:
Accounts payable & accrued expenses	279,505	321,396
Net Cash Used in Operating Activities	(560,292)	(582,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	51,500	-
Purchase of property and equipment	-	(4,319)
Net Cash Flow from Investing Activities	51,500	(4,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(71,211)	(108,997)
Proceeds from note payable	285,000	25,000
Proceeds from related party notes	14,300	-
Repayments on line of credit	(5,425)	1,780
Proceeds from issuance of common stock	300,000	670,000
Net Cash Provided by Financing Activities	522,664	587,782

Net (Decrease) Increase in Cash	42,271	885

Cash at Beginning of Period	8,172	8,495
Cash at End of Period	$20,044	$9,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$5,763	$3,477
Franchise and Income Taxes	$-	$-
Noncash operating and financing activities:
Common Stock Issued for Services	$1,322,223	$1,107,850
Common Stock Warrants Issued for Services	$56,964	$30,000
Conversion of debt and accrued interest to common stock	$415,395
Acquisition of Volerro	$252,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Although these interim financial statements for the three-month and six-month periods ended June 30, 2017 and 2016 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2017 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future period.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2017 we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended June 30, 2017, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the six months ended June 30, 2017, only three customers exceeded 10% of our revenues, including one for 22% of revenues, one for 14% of revenues, and another for 14% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive excluding 2,547,500 options and 5,998,779 warrants.

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

NOTE 2 -- GOING CONCERN

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

At June 30, 2017 the Company had a working capital deficiency of approximately $745,388 and an accumulated deficit of approximately $15.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds, increasing our marketing and sales activities to obtain materially increased revenues, and otherwise addressing our ability to continue as a going concern, and our management believes that our actions being taken to raise needed capital and implement our business plan for increased revenues will enable us to continue as a going concern.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2017:

	Level 1	Level 2	Level 3

Convertible note payable	$-	$-	$269,139

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2017	Convertible Notes	Change in fair Value	Conversions	Fair Value June 30, 2017

Convertible notes payable	$-	$185,762	$83,377	$-	$269,139

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.125-$.34
Expected Volatility	219%
Expected Term	6 mos
Risk free interest rate	0.91-1.13%
Expected dividends	-

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

NOTE 4 -- NOTES PAYABLE

At June 30, 2017 the Company was indebted under various Notes Payable in the total amount of $1,157,351 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of June 30, 2017:

Summary Description of Notes Payable and Accrued Interest	Amount Owed*
Decathlon LLC – Senior Secured Note, due 6/30/18, interest at 15%(1)	$174,263
Finquest Capital Inc – Secured Note, due 8/31/17, interest at 15%	36,813
Brajoscal, LLC – Secured Note, due 12/31/17, interest at 18%	33,375
Nottingham Securities Inc, due 8/31/17, interest at 10%(2)	118,565
Greentree Financial Group, Inc, due 9/13/17, interest at 12%	25,875
Greentree Financial Group, Inc, due 3/9/18, interest at 11%	100,663
L&H, Inc, due 3/9/18/ interest at 11%	50,332
Power Up Lending Group, Ltd, due 3/20/2018, interest at 12%	53,401
WATB ISA, LLC, due 10/4/2017, interest at 12%	25,000
Note payable to individual investor, due 12/31/17, interest at 24%	138,218
Note payable to individual investor, due 12/31/17, interest at 12%	52,000
Note payable to individual investor, due 4/18/18, interest at 12%	51,216
Note payable to individual investor, due 8/31/17, interest at 10%	69,263
Note payable to individual investor, monthly settlement payments	43,000
Note payable to individual investor, due 12/31/17, interest at 6%	1,791
Notes payable to two principal officers, due on demand, interest at 6%	183,576
Total	$1,157,351

___________

*Includes accrued interest

(1) This Senior Secured Note became due in June 2017, at which time it was amended with payments extended and due in installments as follows: $10,000 due July 28, 2017, $30,000 due September 30, 2017, $50,000 due December 31, 2017, $30,000 due March 31, 2018, and $30,000 plus accrued interest due June 30, 2018; provided further that the Note will be paid in full within seven days of the Company receiving aggregate equity investments of at least $1,500,000 from an effective registration. As consideration for this amended extension; the Company issued fully vested warrants to Decathlon LLC to purchase 167,573 common shares of the Company exercisable over a three-year term at $0.30 per share.

(2) This Note was due and unpaid as of June 30, 2017, at which time it was extended to August 31, 2017 in consideration for a Loan Extension Fee of $5,000 paid by the Company to Nottingham.

NOTE 5 -- CONVERTIBLE NOTES

During the first six months of 2017, the Company issued a total of $278,000 in convertible notes as follows:

March 13, 2017 Convertible Note -- On March 13, 2017, the Company issued a $25,000 convertible promissory note bearing interest at 12.0% per annum to an accredited investor, payable September 13, 2017 plus accrued interest. The holder has the right to convert the note into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

April 18, 2017 Convertible Note – On April 18, 2017, the Company issued a $50,000 convertible promissory note bearing interest at 12% per annum to an accredited investor, payable April 18, 2018 plus accrued interest. The holder has the right to convert the note into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

June 8, 2017 Convertible Note – On June 8, 2017, the Company issued a $53,000 Convertible Note bearing interest at 12% per annum to an accredited investor, payable March 20, 2018 plus accrued interest. The holder has the right to convert the note into common stock of the Company at a conversion price equal to 42% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

June 9, 2017 Convertible Notes -- On June 9, 2017, the Company issued a $50,000 Convertible Note to an accredited investor and a $100,000 Convertible Note to another accredited investor, with both these notes bearing interest at 12% per annum and payable March 9, 2018 plus accrued interest. The holders of these two notes have the right to convert them into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes was valued at $154,327 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($154,327) is being amortized over the term of the debt. For the six-month period ended June 30, 2017, the Company recognized interest expense of $112,500 related to the amortization of the discount.

The derivative liability relating to the beneficial conversion interest was $206,672 at June 30, 2017 and was computed using the following variables:

Exercise price	$.15-$.174
Expected Volatility	219%
Expected Term	6 mos
Risk free interest rate	.94-1.13%
Expected Dividends	$-

NOTE 6 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2017 there were 42,574,686 outstanding shares of common stock and no outstanding shares of preferred stock.

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

In April-May 2017, the Company issued an additional 1,100,000 unregistered common shares as follows:

i)	500,000 shares in a private placement with an accredited investor for proceeds of $150,000 ($.30 per share), which proceeds were used for working capital purposes;
ii)	200,000 shares valued at $.30 per share to a financial advisor under a consulting agreement; and
iii)	400,000 shares to Volerro Corporation valued at $168,000 upon closing our purchase of the assets of Volerro Corporation, a privately-held corporation based in Minnesapolis which developed and marketed “content collaboration” software services.

In June 2017, the Company issued an additional 548,215 unregistered common shares as follows:

i)	300,000 shares valued at $.25 per share to a financial adviser under a consulting agreement;
ii)	96,999 shares valued at $29,100 to another financial adviser pursuant to an outstanding agreement; and
iii)	151,216 shares issued to convert debt owed to a note holder based on a valuation of $.20 per share.

Stock Option and Warrant Grants

There were no stock option grants during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company granted warrants to purchase a total of 2,052,097 common shares of the Company as follows:

(i)	warrants for 41,667 shares granted for financial services, fully vested, and exercisable at $.30 per share anytime during a four-year term;
(ii)	cashless exercise warrants for 200,000 shares granted for investor relations services, exercisable when vested at $.40 per share anytime during a three-year term and vesting at 20,000 shares per month over a ten-month period,
(iii)

warrants for 250,000 shares granted to an accredited investor who purchased common shares in a private placement, which warrants are fully vested and exercisable at $.30 per share during a four-year term;

(iv)	warrants for 142,857 shares to an accredited investor purchasing a Convertible Note, which warrants are fully vested and exercisable any time at $.35 per share over a four-year term;
(v)	cashless exercise warrants for a total of 1,250,000 to two accredited investors purchasing Convertible Notes, which warrants are fully vested and exercisable any time at $.20 per share during a three-year term.
(vi)	warrants for 167,573 shares granted to a secured creditor for a loan extension, fully vested, and exercisable at $.30 per share anytime during a three-year term.

Under our Black Scholes valuation model, warrants that vested during the six months ended June 30, 2017 were valued at $533,895.

NOTE 7 – BUSINESS ACQUISITIONS

The Company operates in a high growth industry. A key component of the Company’s strategy is growth through acquisition that expands its technology offering, provides complementary lines of business and increases its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and in some cases, liabilities assumed. The Company recorded, based on purchase price allocations, intangible assets representing customer relationships, tradenames, domain names, and excess of purchase price over the estimated fair values of the net assets acquired as “Goodwill” in the accompanying Condensed Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence, and is all attributed to our one operating reportable segments. The results of operations are reflected in the Condensed Consolidated Financial Statements of the Company from the date of acquisition.

(a) 2017 Acquisitions

In fiscal 2017, the Company completed the following acquisitions, with an aggregate purchase price of $252,000 payable in the form of 600,000 shares of Common Stock of the Company, for the assets of Volerro Corporation. The allocation of consideration for this acquisition is summarized as follows:

Checking and cash equivalents	$51,500
Intellectual Property and Software Code	68,500
Intangible Asset-Goodwill	132,000

Purchase Price	$252,000

Goodwill of $132,000 and intellectual property of $68,500 are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of the assets acquired.

NOTE 8 -- RELATED PARTY TRANSACTIONS

In April 2017 the Company issued a total of 1,100,562 unregistered shares of its common stock to its two principal officers in consideration for their converting a total of $330,168 of their Notes for past due compensation into equity at $.30 per share, including 850,562 shares issued to Michael Brown and 250,000 shares issued to Garry Lowenthal. This transaction was effective March 31, 2017.

Our Notes Payable as of June 30, 2017 include $60,300 owed to our CEO, Michael Brown, and $123,276 owed to our CFO, Garry Lowenthal, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum. Messrs. Brown and Lowenthal each have the option to convert their respective outstanding Notes over a four-year period into unregistered common shares at any time at a conversion rate of $.30 per share.

NOTE 9 -- SUBSEQUENT EVENTS

In July 2017, the Company issued a $85,800 Convertible Note bearing interest at 12% per annum to an accredited investor, payable in full April 26, 2018 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to the lesser of $0.20 per share or 62.5% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

In August 2017, the Company issued a $57,000 Convertible Note bearing interest at 12% per annum to an accredited investor, payable in full May 1, 2018 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to the lesser of $0.24 per share or 55% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

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

We derive our revenues primarily from recurring payments from customers who have entered into software licensing contracts with us having terms of one to three years, and secondarily from set-up and implementation fees paid by new customers during the initial stage of their license contract. Our typical customer implementation process includes integrating our cloud-based Fision platform into the marketing infrastructure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to offer technical and maintenance support after implementation. As of June 30, 2017, we have license contracts with 13 customers actively using our Fision platform for their marketing and sales operations.

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

Significant Marketing Developments - Our primary marketing strategy, which is focused toward large enterprise companies, has succeeded in various industries. In late 2015 and early 2016, we entered into and implemented a significant contract with Capella Education Co; in late 2016 we closed and implemented a significant contract with SAP/Ariba; and so far in 2017 we have closed and are now implementing two significant contracts with Otis Elevator Company, a wholly-owned subsidiary of United Technologies Corporation, and with Lazydays RV. We believe these significant recent clients will result in a substantial increase in our future recurring revenues from our cloud-based Fision software platform. These significant customers are summarized as follows:

17

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

•

Otis Elevator Company - Otis Elevator Company is the world’s largest manufacturer and maintainer of elevators, escalators, moving walkways and other people-moving products. Otis is headquartered in Connecticut, has over 65,000 employees, and markets, sells and services its products in more than 200 countries while producing annual revenues exceeding $12 billion.

•

Lazydays RV - Lazydays RV is the world’s largest RV dealership and has large RV sales and rental vehicles and fleets at its 126-acre headquarters Tampa FL dealership as well as at its other four large dealerships in Colorado and Arizona.

Our current ongoing sales negotiations with prospective new customers include several additional large enterprise clients, and we expect to procure and close material contracts with some of them during the remainder of 2017.

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

Volerro’s cloud-based software solutions are marketed in the broad SaaS industry, with its primary targeted customer base being large financial and retail enterprises. The two principal clients of Volerro are U.S. Bank, a leading national banking institution having numerous branches throughout the USA, and Shopko Stores, a $3.2 billion retailer selling many kinds of quality name-brand merchandise through its 363 operated retail stores in 24 states.

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

We acquired these Volerro assets in consideration for 400,000 unregistered shares of our common stock issued to Volerro, plus a potential additional 200,000 performance common shares to be issued to Volerro in the future provided the two principal clients of Volerro are under contract to continue as customers of Fision until the end of 2018.

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

Marketing Model – For many years, we have marketed, sold and licensed our proprietary software products through our direct sales force including management and other direct sales personnel, and our revenues have been generated primarily from software licensing contracts obtained by our internal sales force. In late 2015, we implemented a significant secondary sales channel through the use of independent national sales agencies to sell (license) our branded software products as agents who are paid commissions based on their actual sales. We regard and refer to these experienced sales agencies as our “channel partners.” To date we have entered into three channel partner arrangements with experienced and recognized technology sales agencies, and we have realized material revenues from their sales efforts.

Our products and services are marketed and sold in the marketing software segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Intellectual Property (IP) Protection

We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We currently have three patent claims involving our software technology that we believe are significant, which are filed and pending with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on them. On May 2, 2017, the USPTO issued Patent No. US 9,639,551 B2 titled "Computerized Sharing of Digital Asset Localization Between Organizations.

Inflation and Seasonality

We do not consider our operations and business to be materially affected by either inflation or seasonality.

Segment Reporting

The Company has determined that it operates in only one segment of its industry.

Litigation

From time to time, we become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation.

Significant Accounting Policies

Stock-Based Compensation Valuations - Our estimated valuations for stock-based compensation grants are based primarily on the quoted prices for our common stock in the public trading market.

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

Revenue Recognition -- A substantial majority of our revenues are derived from our customers having written licensing agreements with us, which revenues are recognized by us on a one-time or monthly basis as specified in these written contracts. Regarding secondary revenues from one-time custom software projects or any other services provided to our customers at their request, we recognize revenue when the specific project or service is completed. The Company recognizes revenues based on these policies only when services have been provided by us, our fees are fixed or determinable, persuasive evidence of the arrangement for our services exists, and collectability of revenues is reasonably assured.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 to its future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Revenue -- Revenue was $157,090 for the quarter ended June 30, 2017 compared to revenue of $111,454 for the quarter ended June 30, 2016, which 41% increase in revenue for the 2017 second quarter compared to the 2016 second quarter is attributable primarily to increasing revenues from our recent large enterprise clients.

Cost of Revenue – Cost of revenue for the quarter ended June 30, 2017 was $13,991 (8.9% of revenue) compared to cost of revenue of $33,933 (30.4% of revenue) for the quarter ended June 30, 2016, which substantially lower percentage cost of revenue for the 2017 second quarter was attributable to lower cloud service rates from our new Microsoft cloud service provider compared to our former 2016 provider and to economies of scale from our Fision platform related to increased revenues.

Gross Margin – Gross margin for the quarter ended June 30, 2017 was $143,099 compared to $77,521 for the quarter ended June 30, 2016, which increase of $65,578 was attributable primarily to substantially lower cost of revenue and increased revenue in the 2017 second quarter. Gross margin as a percentage of revenue was 91.1 % for the second quarter of 2017 compared to 69.6% for the second quarter of 2016.

Operating Expenses – Operating expenses totaled $785,622 for the quarter ended June 30, 2017 compared to $742,685 for the quarter ended June 30, 2016. This increase of $42,937 for the second quarter of 2017 was due primarily to (i) an increase of $145,452 in software development and implementation costs to support our new large enterprise customers, (ii) an increase of $278,592 in sales and marketing expenses necessary to target, market to, and acquire large enterprise customers, and (iii) offset in the 2017 quarter by a decrease of $381,107 in general and administrative costs due to the substantial expenses incurred in the 2016 quarter related to our merger and our becoming a public company.

Interest and Other Loan Expenses – Interest and other loan amortization and discount expenses or debt conversion losses totaled $548,580 offset by $81,421 for a change in derivative value for the quarter ended June 30, 2017, compared to $35,648 interest expenses for the quarter ended June 30, 2016, which substantial increase in the 2017 quarter was primarily due to derivative accounting treatment of convertible notes entered into in 2017.

Net (loss) -- Our net (loss) for the quarter ended June 30, 2017 was $(1,272,338) compared to $(700,362) for the quarter ended June 30, 2016, which substantially higher loss in the 2017 second quarter was due primarily to increased operations in 2017 for marketing, software implementation, and administrative expenses to support our business model directed toward large enterprise customers, and also to loan discount and increased interest expenses relating to convertible notes issued in 2017.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Revenue -- Revenue was $285,427 for the six months ended June 30, 2017 compared to revenue of $226,139 for the six months ended June 30, 2016, which 26% increase in revenue of $59,288 for the 2017 six-month period was primarily due to increasing revenue from our recently acquired large enterprise customers.

Cost of Revenue – Cost of revenue for the six months ended June 30, 2017 was $29,380 (10.3% of revenue) compared to cost of revenue of $64,596 (28.6% of revenue) for the six months ended June 30, 2016, which lower percentage cost of revenue for the 2017 six-month period was attributable to lower cloud service rates obtained from our Microsoft cloud service provider compared to our former 2016 provider, and to economies of scale from our Fision platform related to increased revenues.

Gross Margin – Gross margin for the six months ended June 30, 2017 was $256,047 compared to $161,543 for the six months ended June 30, 2016, which 58.5% increase of $94,504 was primarily due to increased revenue and substantially lower cost of revenue in the 2017 six-month period. Gross margin as a percentage of revenue was 89.7% for the first six months of 2017 compared to 71% for the first six months of 2016.

Operating Expenses -- Operating expenses totaled $1,572,182 for the six months ended June 30, 2017 compared to $2,058,019 for the six months ended June 30, 2016, which decrease of $485,837 in the 2017 six-month period was due primarily to substantially decreased general and administrative expenses in 2017 due to not having the one-time merger and becoming public expenses incurred in the first half of 2016.

Other Expenses -- Other expenses for the six months ended June 30, 2017 were $657,554 for interest, debt conversion losses and debt discount expenses offset by a $83,369 change in loan derivative value, compared to other expenses for the six months ended June 30, 2016 of $67,342 (all for interest expense). The substantially higher other expenses in the 2017 six-month period compared to the 2016 six-month period was due primarily to interest expenses related to derivative accounting expenses for convertible notes issued in 2017.

Net (loss) -- Our net (loss) for the six months ended June 30, 2017 was $(2,056,874) compared to a net (loss) of $(1,963,368) for the six months ended June 30, 2016, which net losses were relatively similar for these six-month period of 2016 and 2017.

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

We believe our revised marketing focus toward large enterprises has been effective. During 2016 and the first half of 2017, we implemented material contracts with and are receiving revenues from three large enterprise companies, and we currently are in the process of closing material contracts with a few other large enterprise companies.

The increased length of our sales cycle necessary to sell our products to large enterprises has been considerably longer than we earlier incurred while marketing our Fision platform to local medium-sized companies. This substantial increase in our sales cycle to close a contract with a new large enterprise customer, however, resulted in a material decline in our revenues during the past couple years. We now believe this period of declining revenues due to our change in marketing strategy has ended, as evidenced by our material increase in revenues during the first six months of 2017 compared to the first six months of 2016. And we further believe that due to the large enterprise contracts we have recently closed and those we are in the process of closing, our revenues will appreciate substantially during the rest of 2017 and future years.

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

We will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past or soon due indebtedness.

As of June 30, 2017, we had total current liabilities of $1,703,659 including Notes Payable with related accrued interest of $1,157,351. A summary of our current outstanding Notes Payable indebtedness as of June 30, 2017 is set forth in Note 4 of our foregoing interim financial statements included in this quarterly report.

As of June 30, 2017, we had approximately $50,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime in October, 2017. Accordingly, we need to continue raising substantial capital to support our future operations. Our management estimates that based on our current monthly expenses net of expected monthly revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy on a consistent basis. As of June 30, 2017, we had cash and current receivables of approximately $103,809 and a working capital deficiency of $745,383. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management and from financial and other lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and equity sales of our common stock.

Net Cash Used in Operating Activities – We used $491,243 of net cash in operating activities for the six months ended June 30, 2017 compared to $582,578 of net cash used in operating activities for the six months ended June 30, 2016. This decrease in cash used in operating activities during the 2017 six-month period was attributable primarily to our greater issuance of equity securities for services in the 2017 six-month period when compared to the 2016 six-month period.

Net Cash Used in Investing Activities -- During the six months ended June 30, 2017, we used no net cash in investing activities compared to net cash of $4,319 used in investing activities for an equipment purchase during the six-month period ended June 30, 2016.

Net Cash Provided by Financing Activities -- During the six months ended June 30, 2017, we were provided by financing activities with net cash of $533,514 including sales of common stock of $300,000, proceeds from notes payable of $299,300 and an increase in a bank line-of-credit of $5,425, offset by $71,211 used for repayment on notes payable. In comparison, during the six months ended June 30, 2016, we were provided by financing activities with net cash of $587,782 including sales of common stock of $670,000, proceeds from a note payable of $25,000 and an increase in a bank line-of-credit of $1,780, offset by $108,997 used for repayments on notes payable.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2016, we incurred a net loss of $2,817,998, and had an accumulated deficit of $(13,438,313) as of December 31, 2016. And for the six months ended June 30, 2017, we continued to incur a substantial net loss of $2,056,874 and our accumulated deficit increased to $(15,495,187). As of June 30, 2017, we had outstanding current liabilities of $1,703,659 including current Notes Payable and related accrued interest of $1,157,351, a material amount of which are soon due or due on demand. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2017, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2016.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the second quarter ended June 30, 2017 are as follows:

In April 2017, we sold and issued 500,000 unregistered common shares in a private placement transaction to an accredited investor for proceeds of $150,000, which proceeds were used for working capital purposes, and incident thereto we also granted this accredited investor a four-year warrant, fully vested, to purchase 250,000 shares of our common stock exercisable at $.30 per share.

In April 2017, we also issued 200,000 unregistered common shares valued at $.30 per share for investor relations services along with a cash payment of $10,000.

In May 2017, we issued 400,000 unregistered common shares valued at $168,000 to Volerro Corporation incident to our purchase of Volerro assets including its cloud-based proprietary software and its customer base.

In June 2017, we issued 300,000 unregistered common shares to an accredited investor for $75,000, which proceeds we used for working capital purposes.

In June 2017, we also issued 96,999 unregistered common shares valued at $29,100 to a consulting firm for financial and business consulting services; and we issued 151,216 unregistered common shares to a Noteholder in consideration for his conversion of debt based on $.20 per share.

In May 2017 we issued warrants for 142,857 shares to an accredited investor purchasing a Convertible Note, which warrants are fully vested and exercisable at $.35 per share over a four-year term.

In June 2017, we issued warrants for a total of 1,250,000 shares to two accredited investors purchasing Convertible Notes, which warrants are fully vested and exercisable at $.20 per share over a three-year term.

In June 2017, we also issued warrants for 167,573 shares to a secured creditor for a loan extension, fully vested, and exercisable at $.30 per share over a three-year term.

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

FISION Corporation

By:	/s/ Michael Brown	August 18, 2017
Michael Brown,
Chief Executive Officer

And	/s/ Garry Lowenthal	August 18, 2017
Garry Lowenthal,
Chief Financial Officer

