Form 10-Q
period 2017-09-30
FISION Corp
filed 2017-11-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 44,938,370 shares of common stock are outstanding as of November 14, 2017.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 430 First Avenue North, Minneapolis, MN 55401; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$6,494	$8,172
Accounts receivable, net	20,032	9,045
Deferred Customer Costs Associated with Deferred Revenue	23,847	0
Prepaid Expenses	357,503	734,637
Total Current Assets	407,876	751,853

Property and equipment, net	5,535	8,327

Other Assets:
Goodwill	132,000	-
Intellectual Property	68,500	-
Deposits	6,456	6,456
Total Assets	$620,367	$766,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and contingencies
Current Liabilities:
Accounts payable, accrued expenses	$783,596	$536,688
Deferred Revenue	23,094	-
Customer Advances	289,375	-
Derivative Liability	507,132	-
Note payable and accrued interest - related party	171,024	405,176
Notes Payable, net of debt discount of $374,028 and $0, respectively	462,531	525,550
Total Current Liabilities	2,236,751	1,467,415

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 44,686,370 and 38,302,720 shares issued and outstanding, respectively	4,469	3,830
Additional paid in capital	15,510,949	12,733,704
Accumulated deficit	(17,131,802)	(13,438,313)
Total Stockholders' Equity	(1,616,384)	(700,779)
Total Liabilities and Stockholders' Equity	$620,367	$766,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$124,553	$94,552	$409,980	$320,690

COST OF SALES	23,632	44,824	53,012	109,421

GROSS MARGIN	100,921	49,728	356,968	211,269

OPERATING EXPENSES
Sales and Marketing	513,120	294,401	1,296,921	1,060,839
Development and Support	340,621	181,898	763,167	560,226
General and Administrative	652,152	335,121	1,027,626	1,248,374

TOTAL OPERATING EXPENSES	$1,505,893	$811,420	$3,087,715	$2,869,439

OPERATING LOSS	$(1,404,972)	$(761,692)	$(2,730,747)	$(2,658,170)

OTHER EXPENSES / (INCOME)
Interest Expense and Debt Discount	316,793	45,749	898,735	113,091
Change in fair value of derivatives	(141,216)	0	(57,847)	0
Loss (gains) on settlement of debt, net	56,066	0	121,854	(450)

TOTAL OTHER EXPENSES / (INCOME)	231,643	45,749	962,742	112,641

NET LOSS	$(1,636,615)	$(807,441)	$(3,693,489)	$(2,770,811)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	43,026,419	31,619,465	41,243,255	30,110,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(3,693,489)	$(2,770,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	1,518,443	1,242,850
Depreciation and Amortization	14,715	(10,891)
Stock warrants/Stock Options issued for services	206,360	162,667
Change in Derivative Liabilities	(57,847)	0
Amortization of BCF Discount	58,195	0
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivables	(10,987)	19,646
Customer Contracts - Unrecognized Revenue	(23,847)	-
Prepaid expenses	377,134	(1,466)
Increase (decrease) in:
Accounts payable & accrued expenses	946,037	514,850
Net Cash Used in Operating Activities	(665,286)	(843,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Disposal of property and equipment	-	8,709
Cash acquired in acquisition	51,500	0
Net Cash Provided by Investing Activities	51,500	8,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(104,667)	(78,949)
Proceeds from note payable	410,000	120,000
Proceeds from related party notes	14,300	37,300
Repayments on line of credit	(7,525)	5,266
Proceeds from issuance of common stock	300,000	745,000
Net Cash Provided by Financing Activities	612,108	828,617

Net (Decrease) in Cash	(1,678)	(5,829)

Cash at Beginning of Period	8,172	8,494
Cash at End of Period	$6,494	$2,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$30,537	$113,091
Franchise and Income Taxes	-	-
Noncash operating and financing activities:
Common Stock Issued for Services	1,518,443	1,242,850
Common Stock Warrants Issued for Services	206,360	30,000
Conversion of debt and accrued interest to common stock	541,685	581,166
Acquisition of Volerro	252,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FISION Corporation, (formerly DE 6 Acquisition, Inc.), a Delaware corporation (the “Company”) was incorporated on February 24, 2010, and was inactive until December 2015 when it merged with Fision Holdings, Inc., an operating business based in Minneapolis, Minnesota. As a result of the merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated under the laws of the State of Minnesota in 2010, and has developed and successfully commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

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

Although these interim financial statements for the three-month and nine-month periods ended September 30, 2017 and 2016 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2017 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future period.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2017 we had less than $6,500 in cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended September 30, 2017, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the nine months ended September 30, 2017, three customers exceeded 10% of our revenues, including one for 20% of revenues, one for 14% of revenues, and one for 12% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive excluding 3,697,500 options and 6,266,352 warrants.

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

Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is required to adopt the guidance on January 1, 2019 and will apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders' equity upon adoption of the new standard is not expected to be material.

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

At September 30, 2017 the Company had a working capital deficiency of approximately $1,828,875 and an accumulated deficit of approximately $17 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure and defines fair value of financial instruments, and also establishes a three-level valuation hierarchy for these disclosures. The carrying amounts reported in a balance sheet for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between their origination and their expected realization and their current market rate of interest. The three levels of valuation hierarchy for fair value determinations are defined as follows:

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2017:

	Level 1	Level 2	Level 3

Derivative Liability	$-	$-	$507,132

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2017	Convertible Notes	Change in fair Value	Conversions	Fair Value Sept. 30, 2017

Derivative Liability	$-	$628,315	$-57,846	$-63,337	$507,132

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows:

Exercise price	$.125-$.34
Expected Volatility	219%
Expected Term	6 mos
Risk free interest rate	0.91-1.13%
Expected dividends	-

Derivative Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

NOTE 4 -- NOTES PAYABLE

At September 30, 2017 the Company was indebted under various Notes Payable in the total amount of $1,201,387 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of September 30, 2017:

Summary Description of Notes Payable and Accrued Interest	Amount Owed*
Decathlon LLC – Senior Secured Note, $30,000 in default, interest at 15%(1)	$168,211
Finquest Capital Inc – Secured Note, due 12/31/17, interest at 15%	39,832
Brajoscal, LLC – Secured Note, due 12/31/17, interest at 18%	34,500
Nottingham Securities Inc, monthly settlement payments, interest at 10%(2)	105,563
Crossover Capital Fund II LLC, due 4/26/2018, interest at 12%	87,516
Greentree Financial Group, Inc, due 3/9/18, interest at 11%	101,625
L&H, Inc, due 3/9/18/ interest at 11%	50,332
WATB ISA, LLC, due 10/4/2017, interest at 12%	8,833
Note payable to individual investor, due 12/31/17, interest at 12%	143,918
Note payable to individual investor, due 12/31/17, interest at 12%	53,500
Note payable to individual investor, due 4/18/2018 and 7/18/2018, interest at 12%	102,216
Note payable to JSJ Investments, Inc, due 5/1/18/, interest at 12%	58,140
Note payable to individual investor, monthly settlement payments	43,000
Note payable to individual investor, due 12/31/17, interest at 6%	1,677
Note payable to individual investor, due 12/31/17, interest at 12%	31,500
Notes payable to two principal officers, due on demand, interest at 6%	171,024
Total	$1,201,387

___________

*	Includes accrued interest

(1)	This Senior Secured Note became due in June 2017, at which time it was amended with payments extended and due in installments as follows: $10,000 due July 28, 2017, $30,000 due September 30, 2017 (paid in October 2017), $50,000 due December 31, 2017, $30,000 due March 31, 2018, and $30,000 plus accrued interest due June 30, 2018; provided further that the Note will be paid in full within seven days of the Company receiving aggregate equity investments of at least $1,500,000 from an effective registration. As consideration for this amended extension; the Company issued fully vested warrants to Decathlon LLC to purchase 167,573 common shares of the Company exercisable over a three-year term at $0.30 per share.

(2)	This Note was due and unpaid as of August 31, 2017, and in September 2017, we entered into a Settlement Agreement with Nottingham to settle this note and accrued interest through monthly payments of $15,000 until paid in full.

NOTE 5 -- CONVERTIBLE NOTES

During the first nine months of 2017, the Company issued a total of $370,800 in convertible notes as follows:

March 13, 2017 Convertible Note -- On March 13, 2017, the Company issued a $25,000 convertible promissory note bearing interest at 12.0% per annum to an accredited investor, payable September 13, 2017 plus accrued interest. The holder has the right to convert the note into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date. In September 2017, this note was converted incident to its terms into 560,660 shares of common stock of the Company.

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

June 8, 2017 Convertible Note – On June 8, 2017, the Company issued a $53,000 Convertible Note bearing interest at 12% per annum to an accredited investor, payable March 20, 2018 plus accrued interest. The holder has the right to convert the note into common stock of the Company at a conversion price equal to 42% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date. On September 6, 2017, this note was paid in full.

June 9, 2017 Convertible Notes -- On June 9, 2017, the Company issued a $50,000 Convertible Note to an accredited investor and a $100,000 Convertible Note to another accredited investor, with both these notes bearing interest at 12% per annum and payable March 9, 2018 plus accrued interest. The holders have the option to convert at $0.20 per share. Upon a default on the note, the holders of these two notes have the right to convert them into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

July 18, 2017 -- On July 18, 2017, the Company issued a $50,000 convertible promissory note bearing interest at 12% per annum to an accredited investor, payable July 18, 2018 plus accrued interest. The holder has the right to convert the note into common stock of the Company at a conversion price equal to 50% of the average of the lowest trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.

July 2017 Convertible Note -- In July 2017, the Company issued a $85,800 Convertible Note to an accredited investor bearing interest at 12% per annum and payable April 26, 2018 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to the lesser of $0.20 per share or 62.5% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

August 2017 Convertible Note – In August 2017, the Company issued a $57,000 Convertible Note to an accredited investor bearing interest at 12% per annum and payable May 1, 2018 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to the lesser of $0.24 per share or 55% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes was valued at $374,027 based on the Black Scholes Model. The discount related to the beneficial conversion feature is being amortized over the term of the debt. For the nine-month period ended September 30, 2017, the Company recognized interest expense of $58,195 related to the amortization of the discount.

The derivative liability relating to the beneficial conversion interest was $507,132 at September 30, 2017 and was computed using the following variables:

Exercise price	$.15-$.174
Expected Volatility	395%
Expected Term	6 mos
Risk free interest rate	.94-1.13
Expected Dividends	$-

NOTE 6 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At September 30, 2017 there were 44,686,370 outstanding shares of common stock and no outstanding shares of preferred stock.

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

In April 2017, although effective March 31, 2017, the Company issued 1,100,562 unregistered common shares to convert debt owed to its two principal officers into equity incident to the transaction described in the following Note 8.

In April-May 2017, the Company issued an additional 1,100,000 unregistered common shares as follows:

i)	500,000 common shares in a private placement with an accredited investor for proceeds of $150,000 ($.30 per share), which proceeds were used for working capital purposes;
ii)	200,000 common shares valued at $.30 per share to a financial advisor under a consulting agreement; and
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

In July 2017, the Company issued 200,000 unregistered common shares to a consultant incident to an outstanding consulting agreement, based on a valuation of $40,000.

In September 2017, the Company issued common shares as follows:

i)	A debtholder who is an accredited investor converted $42,053 of notes payable into 336,425 unregistered common shares.
ii)	Another debtholder who is an accredited investor converted $28,033 of a note payable and related accrued interest into 560,660 unregistered common shares at a conversion rate set forth in the note based on the public trading price of the common stock of the Company.
iii)	Pursuant to an advisory agreement to provide marketing support related to obtaining new customers, the Company issued 96,999 unregistered common shares to a consultant valued at $13,580.
iv)	The Company issued a total of 1,667,600 common shares to employees as performance bonuses, including 850,000 unregistered common shares valued at $125,000 to its Chief Technology Officer whereby 250,000 of these shares to be vested over four years, 500,000 unregistered common shares valued at $70,000 to its Chief Revenue Officer whereby these shares to be vested over four years, 67,600 common shares valued at $10,140 to its Controller, and 250,000 common shares valued at $35,000 to its Chief Financial Officer, whereby these shares issued under the Company’s 2016 Equity Incentive Plan.

Stock Option and Warrant Grants

In September 2017, the Company granted four-year stock options to purchase a total of 1,150,000 shares of common stock of the Company, of which (i) options for 1,000,000 shares were granted to the Chief Revenue Officer (CRO) of the Company with an exercise price of $.35 per share and having 375,000 shares vested immediately and the remainder of 625,000 shares vesting quarterly over the four-year term of the option, and (ii) options for 150,000 shares were granted to a newly hired software developer of the Company with an exercise price of $.20 per share and vesting quarterly over the four-year term of the option.

During the nine months ended September 30, 2017, the Company granted warrants to purchase a total of 2,152,097 common shares of the Company as follows:

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

(vi )	warrants for 167,573 shares granted to a secured creditor for a loan extension, fully vested, and exercisable at $.30 per share anytime during a three-year term.
(vii)

warrants for 100,000 shares granted to an attorney providing legal services to the Company, which warrants are fully vested and exercisable at $.25 per share, including a cashless exercise provision, over the four-year term of the warrants.

Under our Black Scholes valuation model, options and warrants that vested during the nine months ended September 30, 2017 were valued at $206,360.

NOTE 7 – BUSINESS ACQUISITIONS

The Company operates in a high growth industry. A key component of the Company’s strategy is growth through acquisition that expands its technology offering, provides complementary lines of business and increases its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and in some cases, liabilities assumed. The Company recorded, based on purchase price allocations, intangible assets representing customer relationships, tradenames, domain names, and excess of purchase price over the estimated fair values of the net assets acquired as “Goodwill” in the accompanying Condensed Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence, and is all attributed to our one operating reportable segment. The results of operations are reflected in the Condensed Consolidated Financial Statements of the Company from the date of acquisition.

(a) 2017 Acquisition

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

Pursuant to this acquisition, the Company acquired a new top 5 bank in the United States, with a customer contract remaining of $23,000 as of September 30, 2017.

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

Our Notes Payable as of September 30, 2017 include $61,200 owed to our CEO, Michael Brown, and $109,824 owed to our CFO, Garry Lowenthal, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum.

In September 2017, the Company issued 250,000 common shares to its Chief Financial Officer, 850,000 shares to its Chief Technology Officer and 500,000 shares to its Chief Revenue Officer as a performance bonus.

NOTE 9 -- SUBSEQUENT EVENTS

In October 2017, the Company issued 200,000 unregistered common shares valued at $46,000 to a consultant pursuant to an outstanding consulting agreement. Further in October 2017, the Company raised $275,000 of convertible debt in a private placement with an interest rate of 12% and payable in twenty four months, with a conversion provision of $0.20 per share. Further in October 2017, a creditor converted $31,500 of debt into 252,000 shares of common stock.

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

We derive our revenues primarily from recurring payments from customers who have entered into software licensing contracts with us having terms of one to three years, and secondarily from set-up and implementation fees paid by new customers during the initial stage of their license contract. Our typical customer implementation process includes integrating our cloud-based Fision platform into the marketing infrastructure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to offer technical and maintenance support after implementation. As of September 30, 2017, we have license contracts with 15 enterprise customers actively using our Fision platform for their marketing and sales operations, with users in 21 countries.

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

Significant Marketing Developments - Our primary marketing strategy, which is focused toward large enterprise companies, has succeeded in various industries. During 2016 we completed and implemented a contract with Capella Education Co; in late 2016 we closed and implemented a contract with SAP/Ariba; and in early 2017 we closed and implemented a contract with Lazydays RV; and we are currently in the process of implementing two more contracts with large enterprise companies. We believe these significant recent clients will result in a substantial increase in our future recurring revenues from our cloud-based Fision software platform. A brief description of the types of our customers follows:

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

Our Employees and Properties

We currently have ten (10) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Revenue Officer, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager, and two Programmer/Developers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

A substantial majority of our revenues have been and are “sticky” and thus of a recurring nature. Most of our customers have remained with and consistently used our software platform once they have integrated it into their digital marketing model and experienced the benefits provided from our cloud-based Fision marketing solutions.

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

Intellectual Property (IP) Protection

We commit substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others. We have submitted three patent claims involving our software technology that we believe are significant, which are filed with the United States Patent and Trademark Office (USPTO), and we expect to obtain final patents on them. On May 2, 2017, the USPTO issued to us Patent No. US 9,639,551 B2 titled "Computerized Sharing of Digital Asset Localization Between Organizations.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue -- Revenue was $124,553 for the quarter ended September 30, 2017 compared to revenue of $94,552 for the quarter ended September 30, 2016, which 32% increase in revenue for the 2017 third quarter compared to the 2016 third quarter is attributable primarily to increasing revenues from our recent large enterprise clients.

Cost of Sales – Cost of sales for the quarter ended September 30, 2017 was $23,632 (19% of revenue) compared to cost of sales of $44,824 (47.4% of revenue) for the quarter ended September 30, 2016, which substantially lower percentage cost of sales for the 2017 third quarter was attributable to lower cloud service rates from our new Microsoft cloud service provider compared to our former 2016 provider and to economies of scale from our Fision platform related to increased revenues.

Gross Margin – Gross margin for the quarter ended September 30, 2017 was $100,921 compared to $49,728 for the quarter ended September 30, 2016, which increase of $51,193 was attributable primarily to substantially lower cost of revenue and also to increased revenue in the 2017 third quarter. Gross margin as a percentage of revenue was 81 % for the third quarter of 2017 compared to 52.6% for the third quarter of 2016.

Operating Expenses – Operating expenses totaled $1,505,893 for the quarter ended September 30, 2017 compared to $811,420 for the quarter ended September 30, 2016. This increase of $694,473 for the third quarter of 2017 was due primarily to (i) an increase of $158,723 in software development and implementation costs to support our new large enterprise customers, (ii) an increase of $218,719 in sales and marketing expenses necessary to target, market to, and acquire large enterprise customers, and (iii) an increase of $317,031 in general and administrative expenses primarily due to a substantial increase in stock-related compensation as well as increased costs related to being a public company.

Other Expenses – Interest and debt settlement losses totaled $231,643 offset by $141,226 for a change in derivatives fair value for the quarter ended September 30, 2017, compared to $45,749 interest expenses for the quarter ended September 30, 2016, which substantial increase in the 2017 third quarter was primarily due to substantially increased interest expenses related to derivative accounting treatment of convertible notes entered into in 2017.

Net (loss) -- Our net (loss) for the quarter ended September 30, 2017 was $(1,636,615) compared to $(807,441) for the quarter ended September 30, 2016, which substantially higher loss in the 2017 third quarter was due primarily to increased operations in 2017 for marketing, software implementation, and administrative expenses to support our business model directed toward large enterprise customers, and also to increased interest and debt expenses relating to convertible notes issued in 2017.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Revenue -- Revenue was $409,980 for the nine months ended September 30, 2017 compared to revenue of $320,690 for the nine months ended September 30, 2016, which increase in revenue of $89,290 for the 2017 nine-month period was primarily due to increasing revenue from our recently acquired large enterprise customers.

Cost of Sales – Cost of sales for the nine months ended September 30, 2017 was $53,012 (12.9% of revenue) compared to cost of sales of $109,421 (34.1% of revenue) for the nine months ended September 30, 2016, which lower percentage cost of sales for the 2017 nine-month period was attributable to lower cloud service rates obtained from our Microsoft cloud service provider compared to our former 2016 provider, and to economies of scale from our Fision platform related to increased revenues.

Gross Margin – Gross margin for the nine months ended September 30, 2017 was $356,968 compared to $211,269 for the nine months ended September 30, 2016, which increase of $145,699 was primarily due to increased revenue and substantially lower cost of sales in the 2017 nine-month period. Gross margin as a percentage of revenue was 87.1% for the first nine months of 2017 compared to 65.9% for the first nine months of 2016.

Operating Expenses -- Operating expenses totaled $3,087,715 for the nine months ended September 30, 2017 compared to $2,869,439 for the nine months ended September 30, 2016, which total operating expenses were basically the same for the nine-month periods of 2017 and 2016.

Other Expenses -- Other expenses for the nine months ended September 30, 2017 were $962,742 for interest, debt settlement and discount expenses and an increase in the fair value of derivatives, compared to other expenses for the nine months ended September 30, 2016 of $113,091 for interest expenses. The substantially higher other expenses in the 2017 nine-month period compared to the 2016 nine-month period were due primarily to interest and other debt expenses related to derivative accounting for convertible notes issued in 2017.

Net (loss) -- Our net (loss) for the nine months ended September 30, 2017 was $(3,693,489) compared to a net (loss) of $(2,770,811) for the nine months ended September 30, 2016, which increased net loss of $922,678 for the nine-month period of 2017 was due primarily to the substantial increases in interest and other debt-related expenses incurred in 2017.

Change in Marketing Strategy

During the years prior to 2016 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform marketing software has been designed to be readily adaptable to and scalable for any size enterprise, however, during 2016 we revised our marketing strategy and activities to target and sell our software products primarily to large enterprise corporations having many and widespread national and international branches and operations.

We believe our revised marketing focus toward large enterprises has been effective. During 2016 and 2017, we implemented material contracts with and are receiving revenues from several large enterprise companies, and we currently are in the process of closing material contracts with certain other large enterprise companies.

The increased length of our sales cycle necessary to sell our products to large enterprises has been considerably longer than we earlier incurred while marketing our Fision platform to local medium-sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers, however, resulted in a material decline in our revenues during 2016. We now believe this period of declining revenues due to our change in marketing strategy has ended, as evidenced by our increase in revenues during the first nine months of 2017 compared to the first nine months of 2016. And we further believe that due to the large enterprise contracts we have closed and those we are in the process of closing, our revenues will appreciate substantially during the rest of 2017 and future years.

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

As of September 30, 2017, we had total current liabilities of $2,236,751 including Notes Payable with related accrued interest of $1,201,387. A summary of our current outstanding Notes Payable indebtedness as of September 30, 2017 is set forth in Note 4 of our foregoing interim financial statements included in this quarterly report.

As of September 30, 2017, we had only $6,494 in cash, which we believe along with our projected receipt of accounts receivable, customer revenues and proceeds from a convertible debt private placement will last only until sometime into late December 2017. Accordingly, we need to continue raising substantial capital to support our future operations. Our management estimates that based on our current monthly expenses net of expected monthly revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy on a consistent basis. As of September 30, 2017, we had cash and current receivables of only approximately $30,000 and a working capital deficiency of $1,828,875. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management and from financial and other lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and equity sales of our common stock.

Net Cash Used in Operating Activities – We used $605,586 of net cash in operating activities for the nine months ended September 30, 2017 compared to $843,155 of net cash used in operating activities for the nine months ended September 30, 2016. This decrease in cash used in operating activities during the 2017 nine-month period was attributable primarily to our greater issuance of equity securities for services in the 2017 nine-month period when compared to the 2016 nine-month period.

Net Cash Provided By Investing Activities -- During the nine months ended September 30, 2017, we were provided with net cash of $51,500 from an acquisition closed in 2017 compared to being provided by net cash of $8,709 for an equipment purchase credit during the nine months ended September 30, 2016.

Net Cash Provided by Financing Activities -- During the nine months ended September 30, 2017, we were provided by financing activities with net cash of $552,408 including sales of common stock of $300,000 and proceeds from notes payable of $410,000 offset by $164,367 used for repayment of notes payable and payment of $7,525 on a bank line-of-credit. In comparison, during the nine months ended September 30, 2016, we were provided by financing activities with net cash of $828,617 including sales of common stock of $745,000, proceeds of notes payable of $157,300 and proceeds from a bank line-of-credit of $5,266 offset by $78,949 used for repayment of notes payable.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2016, we incurred a net loss of $2,817,998, and had an accumulated deficit of $(13,438,313) as of December 31, 2016. And for the nine months ended September 30, 2017, we continued to incur a substantial net loss of $3,693,489 and our accumulated deficit increased to $(17,131,802). As of September 30, 2017, we had outstanding current liabilities of $2,236,751 including current Notes Payable and related accrued interest of $1,201,387, a substantial amount of which are soon due or due on demand. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2017, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2016.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the third quarter ended September 30, 2017 are as follows:

In July 2017, the Company issued 200,000 unregistered common shares valued at $40,000 to a consultant pursuant to an outstanding consulting agreement.

In September 2017, the Company issued unregistered common shares as follows:

(i) A debtholder converted $42,053 of notes payable into 336,425 common shares.

(ii) Another debtholder converted $28,033 of a note payable and accrued interest into 560,660 common shares at a conversion rate set forth in the terms of the note which was based on the public trading price of the Company’s common stock.

(iii) Pursuant to an advisory agreement for marketing services, the Company issued 96,999 common shares valued at $13,580 to a consultant.

(iv) The Company issued a total of 1,417,600 common shares to certain employees as performance bonuses, including 850,000 shares valued at $125,000 to its Chief Technology Officer, 500,000 shares valued at $70,000 to its Chief Revenue Officer, and 67,600 shares valued at $10,140 to its Controller.

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

FISION Corporation

By:	/s/ Michael Brown	November 14, 2017
Michael Brown,
Chief Executive Officer

And	/s/ Garry Lowenthal	November 14, 2017
Garry Lowenthal,
Chief Financial Officer

