Form 10-K
period 2017-12-31
FISION Corp
filed 2018-04-02
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No.000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 N. Sixth St., Suite 308 B Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $7.6 Million on June 30, 2017.

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 47,538,615 shares of common stock are outstanding as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: None

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

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

PART I

ITEM 1 BUSINESS

Background

FISION Corporation (formerly DE Acquisition, Inc.) was incorporated in Delaware in 2010. and conducted no active business operations until December 2015 when we merged with Fision Holdings, Inc., an operating Minnesota corporation based in Minneapolis (“the Merger”) As a result of the Merger, Fision Holdings, Inc. became our wholly-owned subsidiary.

In May 2017, we acquired substantially all the assets of Volerro Corporation, a Delaware corporation based in Minneapolis and engaged in the development and marketing of proprietary cloud-based “content collaboration” software services.

When used in this report, the terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and our wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including our Volerro software services).

In connection with the Merger, we issued an aggregate of 28,845,090 shares of our common stock to the former shareholders of Minnesota Fision, and also issued derivative securities to holders of Minnesota Fision options and warrants to purchase if exercised an aggregate of 3,868,575 additional shares of our common stock. As a result of completion of the Merger, our pre-merger shareholders plus holders of our pre-merger derivative securities held less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved common stock for all derivative securities.

Effective upon closing the Merger, the former sole officer and sole director of our parent Delaware corporation resigned from all management positions, and the following persons were appointed to serve as our management following the Merger:

Name	Position

Michael Brown	Chief Executive Officer (CEO), Board Chairman and Director

Garry Lowenthal	Executive Vice President, Chief Financial Officer (CFO) and Director

Messrs. Brown and Lowenthal formerly held and currently hold the same management positions with our operating subsidiary Minnesota corporation.

The Merger was accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota Fision subsidiary was the acquirer and the Delaware parent was the acquired company. Consequently, the assets and liabilities and operations reflected in our historical financial statements prior to the Merger are those of Minnesota Fision and are recorded at their historical cost basis; and our consolidated financial statements after the Merger include assets and liabilities of both the Delaware and Minnesota corporations as well as the post-merger combined historical operations of both corporations. The tax treatment of the Merger constituted a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as relating to such tax-free reorganization exemption.

Business of Company

We are in Internet platform technology company providing proprietary cloud-based software solutions to automate the marketing functions and activities of our customers. Our business is conducted through our Minnesota Fision subsidiary based in Minneapolis, which since 2011 has created and marketed proprietary software solutions to support marketing and sales enablement activities of both private businesses and public entities. We have developed and successfully commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales of a business enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a leader in the software agile marketing and sales enablement segment of the rapidly-growing software-as-a-service (SaaS) industry. Our primary mission is to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives.

We are a global software development and licensing company offering our proprietary Fision software platform to automate and facilitate marketing functions and activities in order to promote and improve sales enablement of any entity. Our innovative software system is readily scalable to adapt to fast business growth of any customer, regardless of size. Except for future customary software enhancements and periodic upgrades, the development of our Fision automated marketing platform has been completed.

Our Fision software platform enables our customers to easily and quickly create and implement marketing campaigns to support their sales personnel while still emphasizing, protecting and enhancing their valuable brand assets. Use of our software solutions by our customers reduces substantially the time and cost incurred by them to produce and present marketing and sales campaigns and presentations for specific products or services. Every member of our customers’ marketing and sales teams, by having easy and automated access to all their digital marketing and media assets, is able to leverage the full power of their distinctive brands and marketing assets in every interaction with their consumers or buyers.

Our current and targeted customer base ranges across diverse industries of all sizes, including banks and other financial institutions, insurance companies, hotels and other hospitality enterprises, healthcare and fitness companies, large retailers, product manufacturers, software and other technology companies, telecommunications companies, and numerous other companies selling familiar branded products or services.

Fision software provides three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

We derive our revenues primarily from recurring payments from customers having software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. We currently have long-term contracts with fifteen (15) customers using our Fision platform for their marketing and sales activities, with users in 21 countries. And we are engaged in various stages of negotiation with or procurement of a substantial number of additional material customers. The majority of our revenues are recurring, due to the nature of our contracts.

Our typical customer implementation process includes integrating our cloud-based Fision platform with the marketing structure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to provide technical and maintenance support after implementation.

We license our proprietary Fision software platform both through direct sales obtained by our management and other in-house sales personnel, and through utilizing experienced independent national sales agencies known as our “channel partners.” To date we have entered into three significant channel partnership arrangements, and we have realized material revenues from the efforts of our channel partners.

The Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social media content and any other material marketing assets. Using Fision’s automated software technology, these digital assets then become readily and immediately available for user access as determined by each of our customers. Our Fision platform is designed to provide any corporate marketing department with the ability to instantly and seamlessly update its sales force or other users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. Large enterprise customers with extensive global sales branches and networks have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience. We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

Advantages of our Fision platform include the following:

•	Substantial gains in both marketing and salesforce efficiency.

•	Reducing the time and cost to localize marketing content, resulting in shortening the sales cycle for faster speed to market.

•	Responding quickly to changing consumer market conditions.

•	Enhancing the effectiveness of digital distribution to targeted consumers or buyers whether through print, email, mobile, website or social media.

•	Providing autonomy to scattered sales force personnel to enable them to independently and quickly create locally relevant content and launch their own selling campaigns.

•	Distribution of specialized content to selected consumer or buyer groups.

•	Maintaining corporate and brand integrity while simplifying brand distribution.

•	Facilitating and ensuring regulatory compliance.

•	Improving marketing and sales performance analytics and big data analysis.

Our Customers - Our potential customer base is global and virtually unlimited, since our Fision platform software solutions are totally cloud-based and readily scalable, and provide a multitude of digital tools and solutions which can provide significant benefits to the marketing and sales personnel of any commercial enterprise, regardless of size and widespread locations.

Our customers typically “stick” with us and our Fision platform, and accordingly we receive substantial recurring revenues from them on a consistent basis. Certain customers have maintained written contracts with us for several years. We regard our high percentage of recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers under written contracts. We believe that our ability to realize such recurring revenues is a keystone feature of our business model.

Significant Marketing Developments

Since 2016, our primary marketing strategy has been directed toward and focused on large enterprise companies with many widespread operations and personnel. We have succeeded in closing key licensing contracts with large enterprise customers in various industries, including the following:

•	a worldwide provider of SaaS software services for procurement and contract management.

•	a Fortune 50 global provider of aerospace and building systems.

•	a nationwide leading provider of accredited online higher education courses and degrees.

•	the world’s largest RV dealership with retail operations in Florida, Colorado and Arizona.

•	a national insurance and financial company having more than 20,000 employees and advisors.

•	an operator of the world’s largest business network.

•	a leading healthcare innovator led by former key executives of Amazon, Google and 2d.MD.

We believe these significant large enterprise customers now using our Fision platform will result in a substantial increase in future recurring revenues from our cloud-based Fision platform. Moreover, we are currently in the process of closing additional significant licensing contracts with certain other large enterprise customers.

Cloud-Based Platform -Storage and operation of our software solutions platform along with the digital marketing and sales assets and related data of our customers are outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which leading cloud-based platform offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data, with our premier cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our Fision software solutions to our customers than we could perform in any event.

Research and Development - Since inception, the Company has committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of the Fision proprietary software platform.

Our development activities are conducted both internally from our Minneapolis headquarters facility by our experienced development programmers and software architects, and externally from outsourced contracts with experienced independent software development companies and individuals. We own servers and other computer equipment located at our Minneapolis facility, which are used by our development personnel to develop and enhance our marketing software platform.

Our Industry

We are positioned in the marketing/sales segment of the broad software-as-a-service (SaaS) industry, which segment we believe from available industry data now represents annual revenues of at least $20 Billion. Corporate spending on software applications and other intellectual technology (IT) has been growing at a rapid pace for many years in order to capitalize on the benefits of digital information technology. Moreover, a large amount of that spending now is being directed to support and enhance corporate marketing and sales efforts and activities. For many corporations, marketing software technologies have evolved to become a fundamental driver of IT purchasing.

Marketing

We market and sell licensing rights to our proprietary Fision software platform under written contracts with our customers typically having one to three-year terms. A majority of our historical customers and revenues were procured primarily through direct sales obtained by our management and in-house sales force. Our marketing and related sales efforts and activities include generating sales leads and contract proposals with customers through our direct sales force, our management and their personal business contacts, and other persons affiliated or associated with us. Our direct marketing and sales efforts are supported by various secondary activities including participation in selected industry trade shows and conventions, certain print and digital media advertising and promotion, and solution overviews and presentations posted on our website.

Over the past couple years, we also have developed and implemented a secondary sales channel which involves targeting and retaining key independent national sales agencies to sell (license) our branded software products as sales agents paid commissions based on their actual sales. We regard and refer to these sales agencies as our “channel partners.” To date we have entered into three significant channel partner arrangements with experienced agencies, and we have realized material revenues from their sales efforts.

Employees

We currently have eleven (11) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Revenue Officer, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

We incurred net losses of $5,083,552 for the year ended December 31, 2017 and net losses of $2,817,999 for the year ended December 31, 2016. Since our inception in 2010, we have an accumulated deficit of $(18,521,865) as of December 31, 2017. Moreover, we expect to continue operating at a loss during 2018 and likely even beyond 2018. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

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

We have a significant amount of secured and unsecured debt, a good portion of which soon will mature, and this could limit or even eliminate recovery of your investment if we fail to reach substantial profitability or otherwise resolve or satisfy our outstanding debt.

We have a substantial amount of indebtedness in the form of various Notes Payable. As of December 31, 2017, we had approximately $1.8 Million of outstanding Notes Payable including accrued interest, much of which is soon due or due on demand. There is no assurance that we will be able to convert our outstanding debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial outstanding indebtedness, such failure would have a significant adverse effect on our business and financial condition and could even cause a total failure of our business.

We may not be able to continue as a going concern.

Our operating expenses have been funded by various sources including sales of our equity securities, limited revenues from customer contracts, deferral of management salaries, and stock-based payment to management and certain service providers and consultants. Due to this situation and our ongoing losses, there is substantial doubt whether our business can continue as a going concern to support its commercial operations and satisfy its outstanding debt and other obligations. Our management is in the process of obtaining additional significant financing to enable us to continue as a going concern, but there is no assurance that adequate funds will become available to allow us to continue as a going concern.

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

Our success depends primarily upon the acceptance of our software platform and our Fision brand by new customers, most of who are not familiar with and have not used our products, and also do not recognize our brand and corporate identity. Acceptance of our marketing software solutions by new customers will depend on many factors including price, reliability, performance, service accessibility and effectiveness, and our ability to overcome existing loyalties to established brands. There is no assurance we will be able to meet these challenges successfully.

We depend on a small number of customers for a substantial portion of our revenues, and any material reduction in the use of our software platform by our major customers could reduce our revenues significantly.

For the fiscal years ended December 31, 2016 and 2017, three customers and four customers, respectively, accounted for more than 10% of our revenues. None of these customers was significantly dominant in either 2016 or 2017, however, since the highest revenue customer in each year was less than 20% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Interruption or failure of information technology and communications systems used by us could hurt our ability to provide our services effectively, which could damage our reputation and harm our operating results.

The availability to our customers of our products and services depends on the continuing and efficient operation of information technology and communications systems and infrastructure used by us, and most particularly on the “cloud-based” service provider facility which hosts our Fision software platform. These electronic systems are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in damage to our customers and brand and most likely a reduction to our revenues.

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

We have obtained one patent from the United States Trademark and Patent Office (USTPO) covering certain technological aspects of our Fision software platform. We also have filed certain other patent claims with the USTPO and we expect to receive patent protection regarding these other pending patent claims. Although we regard the proprietary software technology covered by our granted and pending patents to be significant for our future business, there is no assurance that any granted or pending patents will provide us with any significant proprietary protection.

We could incur substantial costs and disruption to our business as a result of any infringement claim brought against us involving intellectual property of another party, which could harm our business and operating results.

We cannot predict whether any third-party claims will occur alleging that we have infringed their intellectual property rights, and if any such claims occur whether they will substantially harm our business and operating results. If we are forced to defend any infringement claims, whether with or without merit or even if determined in our favor, we may face costly litigation and diversion of our management and other personnel. Moreover, any outcome of a claim resulting in our having infringed another’s intellectual property rights may require us to pay significant damages and attorney fees; to cease licensing our Fision software platform; to expend substantial development resources to redesign our products; or to enter into potentially unfavorable royalty or license agreements to use third-party technologies, which may not be available on terms acceptable to us, if at all. The time and resources required from us to resolve any such disputes or litigation, even if resolved in our favor, could harm our business, operating results, financial condition, brand and reputation.

Risks Related to Our Common Stock

The current public trading market for our common stock is relatively new and inactive.

There is no assurance that the trading market for our common stock will become active or liquid, or will continue to be sustained. Moreover, there remains a significant risk that our common stock price may fluctuate substantially in the future in response to various factors including the following:

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

Under SEC rules, a “penny stock” includes any equity security having a market price of less than $5.00 per share, subject to certain limited exceptions. Regarding any transaction involving a penny stock, these rules require a broker or dealer to approve a person’s account for transactions in penny stocks, and also to receive from the person a written consent to the transaction and its terms. The broker or dealer also must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person is competent to evaluate the risks of penny stocks. Prior to the transaction, the broker or dealer also must deliver a disclosure schedule containing the rights and remedies available to the person, the basis on which the broker or dealer made the suitability determination, and the receipt of the related signed agreement from the person.

Due to these penny-stock rules, brokers and dealers may be less willing to execute transactions in penny stock securities, and this may make it more difficult for shareholders to dispose of our common stock, which could affect adversely the market value of our common stock.

Because we became a publicly-held company by means of a reverse merger with an inactive public company, it may be difficult for us to attract the attention of brokerage firms and financial analysts.

Due to our becoming public through a reverse merger, we currently have no material relationship or public stock trading history with any brokerage firm, underwriter or financial analyst. Accordingly, there may be little or no incentive for securities analysts of brokerage and other financial firms to provide investment coverage of us or to recommend the purchase of our common stock.

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

Because of the many and ever increasing rules and regulations governing publicly-held companies, it may be difficult for us to attract and retain those qualified officers and directors necessary for effective management. The Sarbanes-Oxley Act particularly added demanding new rules and regulations and the expansion and strengthening of existing rules and regulations, including required certifications by our principal executive officers. The SEC, FINRA and the stock exchanges also continue to add to or expand their rules frequently. This extensive and ongoing regulatory situation regarding the adoption of new rules and regulations by these various agencies has created a real, or at least perceived, increased personal risk to members of management of public companies, which may deter qualified candidates from accepting roles as directors or officers of our Company. If we are unable to attract and retain future qualified officers and directors as needed, the management of our business and our future ability to obtain a listing of our securities on a national stock exchange could be adversely affected materially.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or detect fraud. In that event, investors and the financial community could lose confidence in our financial reporting, which in turn may affect adversely the trading price of our stock, or otherwise harm our financial condition.

We must maintain effective internal controls to provide reliable financial reports and detect any fraud or material weaknesses in our internal controls. We are in the process of identifying any changes in our system of internal controls needed to be implemented by us. Any failure by us to implement the changes necessary to maintain an effective system of internal controls could harm our operating results materially and also cause investors and financial analysts to lose confidence in our reported financial information.

Even if we resolve effectively any such material weaknesses in our internal controls, this still may not prevent all potential errors, since any control system, regardless of its design, can provide only reasonable and not absolute assurance that the objectives of the control system will be achieved.

Ownership and related voting power of our shareholders is concentrated in our management.

Our officers and directors beneficially own approximately 41% of our common stock, which concentrated ownership and control by our management could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could result in a decline in the price of our common stock.

This substantial concentration of stock ownership also affords our current management the ability to control all matters requiring stockholder approval including the election of all directors, and the approval of mergers, acquisitions or other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the Company, which could deprive our stockholders from receiving a premium for their common shares.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

Our corporate headquarters and development and operational facilities are located at Butler Square, a large office building complex in downtown Minneapolis, Minnesota, where we occupy 5,229 square feet of the building. We lease these spaces under a two-year lease expiring in December 2019 for $8,323 per month including rent, utilities, and maintenance. We do not own any real estate.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded in the over-the-counter market since January 11, 2017, and currently is quoted and traded on the OTCQB Tier of OTC Markets Group under the symbol “FSSN”. Our common stock is thinly traded, and there is no assurance that our common stock will trade actively in the future.

Since becoming publicly traded in January 2017, the high and low sale prices per share for our common stock are shown below, which quotations do not reflect retail mark-up, markdown or commission:

	High Price	Low Price
Period from January 11 to March 31, 2017	$0.86	$0.65
April--June, 2017	0.81	0.21
July—September, 2017	0.39	0.09
October—December, 2017	0.25	0.13

The last sale price of our common stock as reported on the OTCQB on March 26, 2018 was $.20 per share.

Stockholders

As of March 1, 2018, there were 338 holders of record of our common stock.

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

Description of Securities

Common Stock -- Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of December 31, 2017, there were 45,935,369 shares of common stock issued and outstanding. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2017, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights column (a)	Weighted-average exercise price of outstanding options, warrants and rights column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a)) column (c)

Equity compensation
plans approved by	3,797,500		802,500
security holders	shares	$.38 share	shares

Equity compensation
plans not approved by	6,866,352		300,000
security holders (1)	shares	$.39 share	shares

____________

(1)	Represents options and warrants granted on a one-time basis to officers and directors, and consultants and advisors, under individual contract, bonus, or award arrangements. These individual grants vary in term, number of shares, and exercise price as determined by the Board of Directors to be in the best interests of the Company at the effective date of the grant of each award.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2017 and 2016, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We have developed and successfully commercialized a proprietary cloud-based marketing and sales enablement software platform. Our innovative Fision platform integrates, streamlines and automates the use of many marketing and sales resources and communications of a company in order to bridge the significant gap typically existing between marketing and sales personnel, which gap inhibits the speed and effectiveness of targeting and reaching the customer base of a company. Our unique software solutions supported by their cloud-based delivery are readily scalable to adapt seamlessly to any rapid business growth of our existing or potential customers, regardless of their size.

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

We generate our revenues primarily from payments from customers having a license from one to three years to access and use our proprietary marketing software platform, which payments include monthly fees based on actual use of the Fision platform, and a prescribed substantial one-time set-up and integration fee payable to us at the outset of the license. We also receive certain secondary fees from time to time for customized software development projects ordered from us, and for processing emails for certain customers.

A substantial majority of our revenues have been and are “sticky” and thus of a recurring nature. Most of our customers have remained with and continually used our software platform once they have integrated it into their digital marketing model and experienced the special benefits provided from our cloud-based Fision marketing solutions.

Marketing Model

We have marketed, sold and licensed our proprietary software products through our direct sales force including management and other in-house marketing and sales personnel, and also through our “channel partners” who are experienced and recognized independent sales agencies. We generate our revenues primarily from software licensing contracts obtained by our sales force and channel partners. We have outstanding licensing contracts with fifteen (15) customers including significant contracts we closed in the past year or so, and we currently are engaged in various stages of contract negotiation with or procurement of several prospective new large enterprise customers.

Our channel partners consist of leading independent national technology sales agencies which sell (license) our branded software products as agents being paid commissions from us based on their actual sales. To date, we have entered into three significant channel partner arrangements, and we have realized material revenues from their sales efforts.

We market and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision software platform.

Change in Marketing Strategy

During the years prior to 2016 while our Fision software platform was being designed and developed, our marketing sales efforts were directed primarily toward local or regional small and medium sized companies whose operational, management and other commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based applications were developed to be readily scalable for any size company, in late 2015 and into 2016 we revised our marketing strategy and activities to primarily target and sell our software products to large global enterprise companies having many and widespread national and international branches and operations.

We believe that our enhanced marketing focus toward large enterprise companies has been effective, since during the past couple years, we closed and implemented material contracts with and are receiving recurring revenues from several large enterprise companies. And we currently are in the process of closing and implementing material contracts with certain additional large enterprise companies.

The increased length of our sales cycle due to focusing our marketing and sales efforts toward large enterprise customers, however, has been considerably longer than we earlier incurred while selling primarily to local and regional customers. This substantial increase in our sales cycle to negotiate and close contracts with large enterprise customers resulted in a material decline in our revenues during 2016 and early 2017. We now believe this period of declining revenues due to our strategic change in marketing strategy has ended, as evidenced by our increase in revenues during 2017 compared to 2016. And we further believe that that due to the large enterprise contracts recently closed by us and those we are now in the process of procuring, our revenues will appreciate substantially during 2018 and future years.

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

In May 2017, we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO), which is titled “Computerized Sharing of Digital Asset Localization Between Organizations.” We also have a couple additional patent claims involving our software technology filed and pending with the USPTO, and we expect to obtain final patent grants for them.

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

Certain estimates made in connection with our accompanying financial statements include our estimated reserve for doubtful accounts receivable, valuations used for stock-based compensation, fair value determinations in connection with our analysis of long-lived assets for impairment and estimated useful lives for intangible assets and property and equipment.

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

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2017 we incurred total expenses of $957,274 for research and development. In comparison, during the fiscal year ended December 31, 2016 we incurred total expenses of $595,115 for research and development.

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

Derivative Securities

We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary re-valued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use an option pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Long-Lived Assets

We evaluate the recoverability of our identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will not be effective for us until fiscal 2019 including interim periods within the reporting period. We have implemented the effects in Q1 2018 regarding the adoption of ASU 2014-9 will have on our financial statements, and we have not yet determined whether its adoption will be material to our financial position.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease terms. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 to our future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations – Fiscal Years Ended December 31, 2017 and December 31, 2016

Revenue -- Revenue totaled $558,222 for the fiscal year ended December 31, 2017 compared to revenue of $425,198 for the comparable fiscal year 2016, an increase of $133,024, or 31.3%, which increase was due primarily to increasing revenues from our recent significant large enterprise clients.

Of fiscal year 2017 revenue, $437,818 (78%) represented recurring revenues from customer licensing fees, and the balance of $120,403 primarily represented one-time setup and implementation fees pursuant to new customer licensing agreements. As for fiscal year 2016 revenue, $316,400 (74%) represented recurring license fee revenues, and the balance of $108,798 primarily represented one-time setup and integration fees related to new customer contracts.

Cost of Revenue – Cost of revenue in fiscal year 2017 was $65,114 (11.7% of revenue) compared to cost of revenue in fiscal year 2016 of $96,315 (22.7% of revenue).

Gross Margin – Gross margin for fiscal year 2017 was $493,108 compared to $328,884 for fiscal year 2016, an increase of $164,224 attributable primarily to higher revenue in 2017 and better efficiencies related to our change in cloud service provider. Gross margin as a percentage of revenue was 88% for fiscal year 2017 compared to 77% for fiscal year 2016. In future years, we expect our gross margin will continue to remain in a high range similar to fiscal year 2017.

Operating Expenses – Operating expenses totaled $3,987,501 for fiscal year 2017 compared to $2,973,495 for fiscal year 2016. These comparable operating expenses included:

(i)

selling and marketing expenses of $1,548,604 in 2017 compared to $1,046,806 in 2016, which increase of $501,798 in 2017 was due primarily to increased stock-based grants, personnel, travel and other expenses necessary to focus our marketing and sales strategy toward large enterprise clients;

(ii)

development and support expenses of $957,274 in 2017 compared to $595,115 in 2016, which increase of $362,159 in 2017 was due primarily to software enhancement development of our Fision platform to support and improve its use and functions by large enterprise customers, and adding personnel experienced in developing and providing software services to large enterprise customers; and

(iii)

general and administrative expenses of $1,481,623 in 2017 compared to $1,331,574 in 2016, which increase of $150,049 was primarily due to an increase of stock-based compensation for financing and consulting services as well as increased costs of being a public company.

Other Expenses – Other expenses for fiscal year 2017 were $1,589,159 including loan interest and debt discount expenses of $1,235,290, change in value of derivatives of $143,697, amortization and OID loan expenses of $82,017, a change in fair value of loan derivatives of $143,697 and gain on settlement of debt of $128,154. In comparison, other expenses for fiscal year 2016 were $173,387 and consisted of interest and no derivative expense.

Net (Loss) – Our net (loss) for fiscal year 2017 was $(5,083,552) compared to $(2,817,999) for fiscal year 2016, which increased loss in 2017 was due to increased marketing, selling, software development/implementation, and administrative expenses, along with derivatives from new convertible loans, which was necessary to support our expanded business model to target and focus on large enterprise customers.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), equity sales of our common stock, and issuances of common stock to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

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

At December 31, 2017 the Company had notes payable indebtedness totaling $1,835,160 including accrued interest. A summary of our outstanding notes payable indebtedness as of December 31, 2017 is set forth in Note 7 of our financial statements included in this annual report.

We believe that our current available cash will be sufficient to support working capital needs only until June, 2018. We will need to continue raising capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources including sales of our common stock or debt (including convertible debt) securities in private transactions, and loans from financial institutions or others.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2017, we had only $10,773 of cash and $39,764 of accounts receivable and a working capital deficit of $(2,602,166). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through (i) loans from management and from financial and other lenders, including convertible debt (ii) stock-based compensation issued to employees and for consulting, outsourced software, and professional services, (iii) common stock issued to satisfy outstanding loans and accounts payable/accrued expenses, and (iv) equity sales of our common stock.

Convertible Note Financing

Much of our financing in 2017 consisted of Convertible Notes which are summarized in Footnote 8 of our financial statements included in this Annual Report on Form 10-K. We raised a total of $1,020,000 in 2017 through issuance of convertible notes, including $300,000 in the fourth quarter ended December 31, 2017 from our 2017 private placement of $50,000 Notes.

2017 Private Placement of Convertible Debt -- In October 2017, we began offering on a best-efforts basis up to a maximum of $2,000,000 of Convertible Notes in a private placement, consisting of forty (40) unsecured convertible promissory notes of $50,000 principal apiece with a 24-month maturity and bearing interest of 12% per annum. These Notes are convertible into our unregistered common stock any time at a conversion price equal to the lower of $.20 per common share or the Volume Weighted Average Price (“VWAP”) per share for the 10 days prior to conversion. Along with each purchased Note, we issue the purchaser 50,000 shares of our unregistered common stock. These Notes are being offered and sold only to accredited investors, and primarily through a licensed broker-dealer acting as our placement agent. For each $50,000 Note sold by our placement agent, we pay the placement agent 12% of the amount of Notes sold plus issuance of 50,000 shares of our unregistered common stock. In the fourth quarter of 2017, we raised $300,000 through this source.

We have continued raising substantial working capital in 2018 through the sale and issuance of convertible debt. On January 4, 2018 we issued a $50,000 Convertible Note to an individual accredited investor who participated in our 2017 private placement of $50,000 Notes described in the foregoing paragraph. This 2017 private placement was then discontinued by us.

In January and February 2018, we also raised a total of $213,000 from convertible debt notes in three separate transactions, including (i) $100,000 Convertible Note to a private lending fund at 12% interest, maturing in November 2018 and after 180 days convertible into common shares at a 45% discount from its lowest trading price during the ten days prior to conversion, (ii) $63,000 Convertible Note to another private lending fund at 12% interest, maturing in April 2019 and after 180 days convertible into common shares at a 42% discount from its lowest trading price during the ten days prior to conversion; and (iii) $50,000 Convertible Note to an individual accredited investor at 12% interest, maturing in December 2018 and convertible into common shares at the lower of $.15 per share or the offering price per share of a future registered public offering.

2018 Private Placement of Convertible Debt -- In February 2018 we began a private offering on a best-efforts basis up to a maximum of $1,500,000 of Convertible Notes, consisting of one hundred fifty (150) unsecured promissory notes of $10,000 principal apiece with a twenty-four month maturity and bearing interest at 8% per annum. The $10,000 Notes are convertible after 180 days into our unregistered common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) per share for the ten days prior to conversion. Along with each $10,000 Note, we also issue the purchaser a three-year Warrant to purchase 10,000 unregistered common shares exercisable at $.01 per share. The $10,000 Notes also have a mandatory conversion provision in the event our common stock either (i) is uplifted from the OTC Market to a listed exchange, or (ii) is traded for 20 consecutive trading days at or above $1.00 per share. The $10,000 Notes are being offered and sold only to accredited investors primarily through a licensed broker-dealer acting as our placement agent. For each $10,000 Note sold by our placement agent, we pay the placement agent 12% of the amount of the note plus issuance of a Warrant having the same terms as the Warrant issued to the purchaser of the Note. As of March 26, 2018, we have sold and issued $188,000 of these $10,000 Notes to accredited investors. This private placement of $10,000 Notes will be offered by us only until March 31, 2018, unless extended by the Company.

Net Cash Used In Operating Activities – We used $1,151,087 of net cash in operating activities for the fiscal year ended December 31, 2017 compared to $1,200,674 of net cash used in operating activities for the fiscal year ended December 31, 2016, which was relatively the same for these two years.

Net Cash Provided By or Used in Investing Activities – We were provided by net cash in investing activities in fiscal year 2017 of $51,500 from our Volerro assets acquisition, compared to net cash used in investing activities in fiscal year 2016 of $6,531 for an equipment disposal.

Net Cash Provided by Financing Activities – During fiscal year 2017, we were provided by financing activities with net cash of $1,102,188 including proceeds from sales of common stock of $300,000 and net proceeds (after repayments) from notes payable of $802,188. In comparison, during fiscal year 2016, we were provided by financing activities with net cash of $1,206,903 including proceeds from sales of common stock of $1,225,000 offset by net payments of $18,097 on short-term loans.

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2017, we incurred a net loss of $(5,083,552), and we had an accumulated deficit of $(18,521,865) and a working capital deficit of ($2,602,166) as of December 31, 2017. And we are continuing to incur losses in 2018. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2017 or as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2017 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

We are committed to improving our financial and oversight organization and procedures. During the remainder of 2018 and into 2019, we intend to adopt new accounting and disclosure controls and procedures and improve existing procedures to attempt to remedy material weaknesses in our internal control over financial reporting. We also plan to add one or more independent directors to our Board of Directors, and to establish an independent Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers who served during 2017:

Name	Age	Position

Michael P. Brown	60	Chief Executive Officer, Board Chairman, Director

Garry N. Lowenthal	58	Executive Vice President, Chief Financial Officer, Director

Wade Anderson	45	Chief Technology Officer and Chief Product Officer

Jason Mitzo	41	Chief Revenue Officer

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

Jason Mitzo has been our Chief Revenue Officer since June 2017, and prior thereto he was our Senior Vice President of Sales and Marketing since February 2012. From 2008 to February 2012, Mr. Mitzo was a Sales Director of Oracle, a Fortune 50 public technology company, where he was the developer and leader of various successful Oracle sales and marketing teams. He has more than 15 years of sales and marketing leadership experience with various software and other technology companies, and he has worked with a wide array of clients on B2C and B2B programs across a broad spectrum of industries. His worldwide business client experience has included InterContinental Hotels Group, Mitsubishi Motors, ECCO, Trek Bicycle Corporation, Alticor/Amway and others. He also is the Founder of The Social 360, an online marketing agency based in Minneapolis/St. Paul.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any Section 16(a) forms with respect to our fiscal year ended December 31, 2017, all such required reports were filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. We currently are in the process of developing a Code of Ethics which when adopted will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2017 and 2016 regarding all compensation paid to, awarded to, and earned by each individual who served as our chief executive officer or in any other executive officer position with the Company. These four individuals may be referred to as our “named executive officers.”

Name and Position	Year	Salary	Bonus	Option Awards		Stock Awards		Total

Michael P. Brown	2017	$240,000	-	-		$-		$240,000
Chief Executive Officer	2016	$240,000	-	-			$-	$240,000

Garry N. Lowenthal	2017	$165,000	-	-		$35,000	(1)	$200,000
Executive Vice President and Chief Financial Officer	2016	$150,000	-	-		$296,250	(2)	$446,250

Wade Anderson (3)	2017	$200,000	-		-	$125,000	(4)	$325,000
Chief Technology Officer and Chief Product Officer	2016	$133,333	-	$208,000	(5)	$26,250	(6)	$367,583

Jason Mitzo	2017	$172,500		$96,000	(8)	$70,000	(9)	$338,500
Chief Revenue Officer	2016	$145,000	$20,820	$40,000	(7)	$26,250(10)		$232,070

___________

(1)	Represents the value of stock award of 250,000 common shares.
(2)	Represents the value of stock awards of 725,000 common shares.
(3)	Mr. Anderson commenced his employment with the Company in April, 2016.
(4)	Represents the value of stock awards of 850,000 common shares.
(5)	Represents the value of stock options for 1,600,000 common shares.
(6)	Represents the value of stock award of 50,000 common share
(7)	Represents the value of stock options and warrants to purchase 500,000 common shares.
(8)	Represents the value of stock options to purchase 1,000,000 common shares.
(9)	Represents the value of stock award of 500,000 common shares.
(10)	Represents the value of stock award of 50,000 common shares.

Executive Compensation Overview

Our executive compensation program historically has consisted of a combination of base salary and stock-based compensation in the form of common stock awards or options. Our executive officers and other salaried employees are also eligible to receive health and certain other fringe benefits.

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

Employment Agreements With Our Named Executive Officers

Michael Brown and Garry Lowenthal

On July 1, 2014 the Company entered into three-year term Employment Agreements with Michael P. Brown to serve as our Chief Executive Officer, and with Garry N. Lowenthal to serve as our Executive Vice President and Chief Financial Officer. Mr. Brown’s base salary was $15,000 monthly during 2014 and increased to $20,000 monthly on January 1, 2015, and Mr. Lowenthal’s base salary was $10,000 monthly during 2014 and increased to $12,500 monthly on January 1, 2015 and increased to $15,000 monthly on July 1, 2017. At the end of these three-year terms, these employment contracts were extended for an additional year with no changes in their provisions.

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

Wade Anderson

In April 2016, we hired Wade Anderson as our Chief Technology Officer (CTO) and Chief Product Officer (CPO) and entered into an Employment Agreement with him containing the following material provisions:

i) Duties – Mr. Anderson shall serve as our Chief Technology Officer (CTO) (and also as Chief Product Officer) and shall report directly to our Chief Executive Officer and have direct responsibility for all Fision platform/software existing and future development and its ongoing maintenance and successful daily operation. Mr. Anderson shall devote his best efforts and fulltime work on behalf of the Company, provided that he is entitled to perform non-competitive consulting and freelance work during weekends and evenings provided it doesn’t interfere with his duties and performance for the Company.

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

Jason Mitzo

In September 2017, we entered into an Employment Agreement with Jason Mitzo to serve as our Chief Revenue Officer for the term of the agreement. Mr. Mitzo’s compensation under this agreement includes a base monthly salary of $15,000, an annual paid-off-time (PTO) benefit of twenty-one (21) days, commissions of a maximum of 15% of Fision product sales made directly and solely by Mr. Mitzo, and participation in any fringe benefit programs provided by Fision. The term of this agreement is twelve months, with automatic renewals for successive twelve-month periods unless terminated by either party. In the event of termination, Mr. Mitzo would receive one month of severance pay for every year employed by Fision since 2012, and he would have up to 60 days to execute any vested stock options. This employment agreement also includes customary terms governing confidentiality of proprietary information, non-solicitation of customers or employees, inventions and intellectual property (IP) developed during employment being solely owned by Fision, mandatory arbitration of any disputes, and other matters.

Concurrent with Mr. Mitzo’s employment agreement, we granted him a three-year stock option to purchase 1,000,000 common shares of the Company with 375,000 shares vested immediately and 625,000 shares vesting quarterly over the three-year term. We also granted Mr. Mitzo a stock award of 500,000 common shares to be vested annually over four years.

Equity Compensation Plans

Our 2011 Plan

In 2011 the Board of Directors and shareholders of our Minnesota Fision subsidiary adopted and approved our 2011 Stock Option and Compensation Plan (the “Plan”), which as amended is our only equity compensation plan approved by stockholders. The purpose of the Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding our employees and key consultants performing services for us, and to motivate them to contribute to our growth and profitability.

Issuance of Awards. Under the Plan, the issuance of awards and the persons, terms and conditions regarding any award are determined by our Board of Directors. Including amendments to the Plan, we have reserved up to 4,600,000 shares of our common stock to satisfy any awards under the Plan which can include one or a combination of stock options, stock appreciation rights (SARs), stock awards, restricted stock, performance shares, or cash.

To date, we have only granted stock option awards under the Plan, and as of December 31, 2017, we had outstanding options under the Plan for a total of 3,797,500 common shares.

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

Transferability of Awards. Grants of options under the Plan are not transferable other than by will or laws of descent and can only be exercised by the grantee during his or her lifetime.

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

Stock payment awards may be granted by our Board of Directors to any eligible participant for employee or other bonus compensation, director services, or payment for services to eligible consultants. When granted, these awards must be valued for services or compensation based on no less than 100% of the fair market value of our common stock

Awards of stock option grants also are administered by our Board of Directors who will set the number of option shares, any vesting terms, the length of term of any option, and the exercise price. The exercise price must be no less than 100% of the fair market value of our common stock at the date of any option grant. Such stock options must be exercised only by the participant receiving the option and are only otherwise transferable or exercisable by will or laws of descent.

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

The only type of award granted to date under our 2016 Plan are stock payment awards, and since inception of our 2016 Plan, our Board of Directors has granted stock payment awards to various eligible participants for an aggregate of 2,280,000 shares of our common stock.

Outstanding Equity Awards at Fiscal Yearend

The following table sets forth as of the end of fiscal year 2017 all outstanding equity awards held by our named executive officers:

	Number of securities	Number of securities
	underlying	underlying
	unexercised options	unexercised options		Option exercise	Option expiration
	(#) exercisable	(#) unexercisable		Price ($)	date

Michael P. Brown	None	None		-	-
Garry N. Lowenthal	None	None		-	-
Wade Anderson	600,000	1,000,000	(1)	$.35	4/30/20
Jason Mitzo	202,500	1,125,000	(2)	$.35-.50	6/30/18 to 9/30/21

___________

(1)	Vesting quarterly over four years.
(2)	Primarily vesting quarterly over four years.

Director Compensation

For our fiscal year ended December 31, 2017, no compensation was paid to any of our directors, since all our directors in 2017 were also executive officers who do not receive any compensation for serving in their capacity as a director of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 1, 2018, by each of our directors, each person known by us to own beneficially 5% or more of our Common Stock, each named executive officer, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned. The address of each beneficial owner is c/o Fision Holdings, Inc., 430 First Avenue North, Suite 620, Minneapolis, MN 55401.

Name	Shares of Common Stock		Percent of Common Stock (1)
Michael P. Brown	14,976,348		31.5%
Garry N. Lowenthal	2,465,091		5.2%
Wade Anderson	2,500,000	(2)	5.2%
Jason Mitzo	1,827,500	(3)	3.8%
All directors and officers as a group (4 persons)	20,943,377		43.8%
Corey Koskie	2,854,957	(4)	6.0%

_____________

(1)	Based on 47,538,615 outstanding common shares of the Company as of March 1, 2018.

(2)	Includes 900,000 shares owned by him and 1,600,000 shares pursuant to stock options.

(3)	Includes 500,000 shares owned by him and 1,327,500 shares pursuant to stock options.

(4)	Includes 257,500 shares pursuant to stock purchase warrants and 943,611 shares owned by his private limited liability company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Since January 1, 2016 we have been involved in the following transactions with related persons, and we believe these transactions occurred on terms as favorable to us as could have been obtained from unrelated third parties.

Information regarding the employment relationship and cash and stock-based compensation of our executive officers during 2017 and 2016 is contained in this Annual Report under “Executive Compensation.”

To secure his employment, in April, 2016 we granted Wade Anderson, our Chief Technology Officer, a five-year incentive stock option to purchase a total of 1,600,000 shares at $.35 per share, vesting ratably over 4 years after the first six months of his employment. In April 2016, we also issued Mr. Anderson a bonus stock award of 25,000 common shares and in August 2016 we issued him an additional bonus stock award of 25,000 shares. And in September 2017, we granted Mr. Anderson a stock bonus award of 850,000 common shares.

In March 2016, as bonus compensation we issued 375,000 common shares to Mr. Brown and 225,000 common shares to Mr. Lowenthal; in December 2016 we issued a total of 230,000 shares to Mr. Brown and Mr. Lowenthal as bonus compensation; and in September 2017 we granted Mr. Lowenthal a stock bonus award of 250,000 common shares.

In December 2016, we awarded and issued 700,000 shares of our common stock to Mr. Brown and Mr. Lowenthal, 350,000 shares apiece, under our 2016 Equity Plan and pursuant to agreements requiring them to continue serving in their respective roles with the Company.

In August 2016 we issued 25,000 common shares as a bonus award to our Chief Revenue Officer, Jason Mitzo, and also granted him a four-year stock option to purchase 250,000 common shares at $.50 per share. Additionally, in August 2016, we granted Mr. Mitzo a four-year warrant to purchase 250,000 shares of our common stock exercisable at $.30 per share, and concurrently he assigned this warrant to a significant shareholder of the Company to satisfy an outstanding obligation owed to this shareholder.

In September 2017 we granted Mr. Mitzo a stock bonus award for 500,000 common shares, and also granted him a four-year stock option to purchase 1,000,000 common shares exercisable at $.30 per share, with 375,000 shares vested immediately and the balance of 625,000 shares vesting quarterly over the four-year term.

Since the Company has been unable to compensate its two principal officers in cash under the terms of their respective employment agreements, their accrued compensation from time to time has been converted to notes payable bearing interest at 6% per annum. Effective December 31, 2015, Mr. Brown converted $925,000 of his outstanding note payable into 1,423,077 shares of our common stock at $.65 per share; effective in December 2016, Mr. Brown and Mr. Lowenthal each converted $25,000 of their outstanding Notes into shares of our common stock at $.30 per share; and effective in September 2017, Messrs. Brown and Lowenthal converted a total of $330,168 of their Notes into a total of l,l00,562 common shares including 850,562 shares to Mr. Brown and 250,000 shares to Mr. Lowenthal. As of December 31, 2017, Mr. Brown was owed $132,300 on his Note and Mr. Lowenthal was owed $131,236 on his Note.

In December 2017, we obtained a working capital loan of $76,000 from our Chief Executive Officer, with an interest rate of 6% per annum and payable upon demand.

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

Director Independence

As of December 31, 2017, none of our directors was an independent director. We currently have one independent director, John Bode, who was disclosed and described in our Current Report under Form 8-K filed with the SEC on March 6, 2018.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Soles, Heyn and Company LLP, for the fiscal years ended December 31, 2017 and 2016.

	2017	2016

Audit Fees	$43,750	$34,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$43,750	$34,000

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2017 and 2016 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fision Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fision Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $18,500,000, has $2.6 million working capital deficit and has generated limited profit, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLC

West Palm Beach, Florida

April 2, 2018

FISION CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$10,773	$8,172
Accounts receivable, net	39,764	9,045
Deferred Customer Costs Associated with Deferred Revenue	11,924	0
Work In Process	8,400	0
Prepaid Expenses	201,092	734,636
Total Current Assets	271,953	751,853

Property and equipment, net	4,719	8,326

Other Assets:
Goodwill	132,000	0
Intellectual Property/Software Code, net of Accumulated Amortization	62,384	0
Deposits	8,053	6,456
Total Assets	$479,109	$766,636

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses	$770,598	$536,688
Deferred Revenue	10,424	0
Customer Advances	249,269	0
Derivative Liability	1,243,788	0
Note payable and accrued interest - related party	270,639	405,176
Notes Payable, net of debt discount of $753,437 and $0, respectively	329,401	525,550
Total Current Liabilities	2,874,119	1,467,415

Long-Term Liabilities:
Long-Term Notes Payable	300,000	-
Total Long-Term Liabilities	300,000	-

Total Liabilities	3,174,119	1,467,415

Contingencies and Commitments

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 45,935,369 and 38,302,720 shares issued and outstanding, respectively	4,594	3,830
Additional paid in capital	15,822,261	12,733,704
Accumulated deficit	(18,521,865)	(13,438,313)
Total Deficiency in Stockholders' Equity	(2,695,010)	(700,779)
Total Liabilities and Stockholders' Equity	$479,109	$766,636

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2017	2016

REVENUE	$558,222	$425,198

COST OF SALES	65,114	96,315

GROSS MARGIN	493,108	328,883

OPERATING EXPENSES
Sales and Marketing	1,548,604	1,046,806
Development and Support	957,274	595,115
General and Administrative	1,481,623	1,331,574

TOTAL OPERATING EXPENSES	3,987,501	2,973,495

OPERATING LOSS	(3,494,393)	(2,644,612)

OTHER EXPENSES
Interest Expense and Debt Discount	(1,235,290)	(173,387)
Amortization Expense	(68,042)	0
OID and Other Expenses	(13,976)	0
Change in fair value of derivatives	(143,697)	0
Loss on settlement of debt, net	(128,154)	0
TOTAL OTHER (EXPENSES)	(1,589,159)	(173,387)

NET LOSS	$(5,083,552)	$(2,817,999)

Net loss per common share - basic and diluted	$(0.12)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	42,365,892	31,654,279

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional
	Preferred	Preferred	Common	Common	Paid in	Accumulated
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2015	-	-	27,797,950	$2,780	$9,071,663	$(10,620,765)	$(1,546,322)

Common stock issued for cash			3,367,950	337	1,224,663	-	1,225,000
Stock issued for services			3,487,288	349	1,605,109	-	1,605,458
Warrants/Options granted for services					62,468	-	62,468
Conversion of notes payable and accrued interest/expenses			2,431,551	242	769,623	-	769,865
Acquisition of the net assets and liabilities DE Acquisition			1,217,981	122	178	-	300
Net loss						(2,817,548)	(2,817,548)
Balance, December 31, 2016	-	-	38,302,720	$3,830	$12,733,704	$(13,438,313)	$(700,779)

Common stock issued for cash			842,857	84	299,916	-	300,000
Stock issued for services			3,555,596	356	1,415,818	-	1,416,174
Warrants/Options granted for services					294,234	-	294,234
Conversion of notes payable and accrued interest/expenses			2,534,196	253	579,232	-	579,485
Acquisition of the net assets Volerro			400,000	40	251,960	-	252,000
BCF from Debt Agreements					247,228	-	247,228
Shares sold to Caro Partners LLC			300,000	30	170	-	200
Net loss						(5,083,552)	(5,083,552)
Balance, December 31, 2017	-	-	45,935,369	$4,593	$15,822,262	$(18,521,865)	$(2,695,010)

The accompanying notes are an integral part of theses audited financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(5,083,551)	$(2,817,548)
Net cash provided by operating activities:
Common stock issued for services	1,416,173	1,605,457
Depreciation and Amoritization	71,649	5,959
Stock warrants/Stock Options issued for services	294,234	62,468
Change in Derivative Liabilities	143,697	-
Interest Expense for Derivatives and Debt Discount	1,184,886	-
Amortization of BCF Discount	68,042	-
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	(30,720)	23,089
Deferred Customer Costs Associated with Deferred Revenue	(11,924)	-
Prepaid expenses	533,545	(431,615)
Work In Process	(8,400)	-
Increase in:
Accounts payable & accrued expenses	271,282	351,516
Net Cash Used in Operating Activities	(1,151,087)	(1,200,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Disposal of property and equipment	-	(6,531)
Cash acquired in acquisition	51,500
Net Cash Provided by Investing Activities	51,500	(6,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(300,387)	(227,699)
Proceeds from note payable	1,020,000	165,000
Proceeds from related party notes	92,600	37,300
Repayments on line of credit	(10,025)	7,302
Proceeds from issuance of common stock	300,000	1,225,000
Net Cash Provided by Financing Activities	1,102,188	1,206,903

Net (Decrease) Increase in Cash	2,601	(320)

Cash at Beginning of Year	8,172	8,492
Cash at End of Year	$10,773	$8,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$(50,404)	$(39,552)
Noncash operating and financing activities:
Common Stock Issued for Services	$1,416,173	$1,605,457
Stock warrants/Stock Options issued for services	$294,234	$62,468
Conversion of debt and accrued interest to common stock	$573,185	$769,867
Acquisition of Volerro	$252,000	$-

The accompanying notes are an integral part of these audited financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

FISION Corporation (formerly DE Acquisition, Inc.), a Delaware corporation (the “Company”) was incorporated on February 24, 2010 and was inactive until 2015 when it merged with Fision Holdings, Inc., a Minnesota corporation, an operating software development business based in Minneapolis, Minnesota. As a result of this merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated in Minnesota in 2010, and has developed and successfully commercialized a unique proprietary cloud-based software platform which automates and integrates digital marketing asses and marketing communications in order to “bridge the gap” between the marketing and sales functions of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates and assumptions. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, derivative securities, fair value of financial instruments, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2017, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2017.

	Level 1	Level 2	Level 3

Derivative Liability	$-	$-	$1,243,788

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities

	Fair Value	Convertible	Change in		Fair Value
	January 1,	Notes	fair		December 30,
	2017	Addition	Value	Conversions	2017

Derivative Liability	$--	$1,225,906	$-143,697	$161,579	$1,243,788

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements.

The derivative liability relating to the beneficial conversion interest of our convertible notes payable was $1,243,788 at December 31, 2017 and was computed using the following variables:

Exercise price	$.15-$.174
Expected volatility	216%
Expected term	6 mos.
Risk free interest rate	0.91 – 1.13%
Expected dividends	-

Derivative Instruments

We account for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. Delinquent accounts are written-off when the likelihood for collection is remote and/or when we believe collection efforts have been fully exhausted and we do not intend to devote any additional efforts in an attempt to collect the receivable. We adjust our allowance for doubtful accounts balance on a quarterly basis.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of five (5) years for equipment, furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

We follow paragraph 360-10-05-4 of the FASB Accounting Standards Codification for long-lived assets. Our long-lived assets are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We determined that there were no impairments of long-lived assets as of December 31, 2017.

Revenue recognition

We follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, and accordingly we recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. We invoice one-time startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly.

Income taxes

We follow Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent our management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We had no material adjustments to our assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505-50, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Fair Value

The closing price of our common stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options or warrants granted is estimated as of the grant date using the Black-Scholes option pricing model. The following range of assumptions in the Black- Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended December 31,
	2017	2016
Weighted-average volatility	216.3%	29.1%
Expected term (in years)	3.8	3.7
Risk-free interest rate	1.43%	1.03%-1.28%

Expected volatilities used for award valuation in 2017 and 2016 are based on the peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

Net income (loss) per share

We compute basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

For the years ended December 31, 2017 and 2016, there were 10,015,319 and 5,142,729 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2017 we incurred total expenses of $957,274 for research and development. In comparison, during the fiscal year ended December 31, 2016 we incurred total expenses of $595,115 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the years ended December 31, 2017 and 2016 were $17,319 and $45,316, respectively. The costs are included in the consolidated selling and marketing expenses.

Recently Issued Accounting Pronouncements

We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, particularly concerning revenue recognition, the capitalized incremental costs to obtain a customer contract and lease accounting, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position, and operating results, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We do not expect that the adoption of ASU 2014-09 will have any significant impact on our operating cash flows.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations, and our ability to raise additional capital as required.

At December 31, 2017 we had a working capital deficiency of approximately $2.6 Million and an accumulated deficit of approximately $18.5 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management intends to raise additional significant funds through private placements and/or through public offerings of its equity or debt (including convertible debt) securities. Management believes that the actions presently being taken to raise capital and further implement its business plan will enable us to continue as a going concern. While we believe in the viability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate substantial funds.

NOTE 4 - ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$39,764	$15,103
Less: Allowance for doubtful accounts	-0-	6,058
	$39,764	$9,045

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation, consists of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Equipment	$27,119	$84,716
Furniture & Fixtures	6,641	29,647
Less: Accumulated Depreciation	(29,041)	(106,036)
Net Fixed Assets	$4,719	$8,327

Depreciation expense

Depreciation expense for the years ended December 31, 2017 and 2016 were $3,608 and $5,959, respectively.

NOTE 6 - OTHER BALANCE SHEET ACCOUNTS - PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,
	2017	2016
Prepaid Expenses:
Technology Vendor Deposit	$0	$9,404
Rent deposit	17,340	0
Sales Commissions Advances	0	4,920
Unvested Stock Grants	183,752	720,313
Total Prepaid Expenses	$201,092	$734,637

NOTE 7 - NOTES PAYABLE

At December 31, 2017 the Company was indebted under various Notes Payable in the total amount of $1,835,160 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of December 31, 2017:

Summary Description of Notes Payable	Amount Owed*
Decathlon LLC - Senior Secured Note, due 9/30/18, interest at 15%	$143,864
Finquest Capital Inc.- Secured Note, due 4/15/18, interest at 15%	43,269
Brajoscal, LLC - Secured Note, due 12/31/18 interest at 15%	38,125
Nottingham Securities Inc., monthly settlement payments	75,941
Note payable to individual investor, due 12/31/18, interest at 12%	123,070
Note payable to individual investor, due 12/31/18, interest at 12%	57,500
Greentree Financial Group, Inc., due 9/9/18, interest at 11%	100,663
L&H, Inc., due 9/9/18, interest at 11%	50,331
Crossover Capital Fund II LLC., due 4/26/2018 and 8/17/18, interest at 12%	177,177
Power Up Lending Group, due 3/18/2019, interest at 12%	63,244
Ignition Capital, LLC, due 11/30/2018, interest at 6%	100,167
JSJ Investments, Inc., due 5/1/2018, interest at 12%	59,850
Note payable to individual investor, due 4/18/18, 7/18/18 and 10/18/18, interest at 12%	178,219
Note payable to individual investor, monthly settlement payments	43,000
Note payable to individual investor, due 12/31/18, interest at 6%	1,726
Notes payable to four individual investors, due October 2019, interest at 12%	308,375
Note payable to two principal officers, due on demand, interest at 6%	270,639
Total accrued interest and notes payable	$1,835,160

_____

* Includes accrued interest

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES

During the fiscal year ended December 31, 2017, we issued a total of $1,020,000 in notes, whereby $969,600 was in convertible notes as follows:

March 13, 2017 Convertible Note -- On March 13, 2017, we issued a $25,000 convertible promissory note bearing interest at 12.0% per annum to an accredited investor, payable September 13, 2017 plus accrued interest. The holder has the right to convert the note into our common stock at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date. In September 2017, this note was converted incident to its terms into 560,660 shares of our common stock.

April 18, 2017 Convertible Note – On April 18, 2017, we issued a $50,000 convertible promissory note bearing interest at 12% per annum to an accredited investor, payable April 18, 2018 plus accrued interest. The holder has the right to convert the note into our common stock at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

June 8, 2017 Convertible Note – On June 8, 2017, we issued a $53,000 Convertible Note bearing interest at 12% per annum to an accredited investor, payable March 20, 2018 plus accrued interest. The holder has the right to convert the note into our common stock at a conversion price equal to 42% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

June 9, 2017 Convertible Notes -- On June 9, 2017 we issued a $50,000 Convertible Note to an accredited investor and a $100,000 Convertible Note to another accredited investor, with both these notes bearing interest at 12% per annum and payable March 9, 2018 plus accrued interest. The holders of these two notes have the right to convert them into our common stock at a conversion price equal to 50% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

July 2017 Convertible Note -- In July 2017 we issued a $85,800 Convertible Note to an accredited investor bearing interest at 12% per annum and payable April 26, 2018 plus accrued interest. The noteholder has the right to convert the note into our common stock at a conversion price equal to the lesser of $0.20 per share or 62.5% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

August 2017 Convertible Note – In August 2017 we issued a $57,000 Convertible Note to an accredited investor bearing interest at 12% per annum and payable May 1, 2018 plus accrued interest. The noteholder has the right to convert the note into our common stock at a conversion price equal to the lesser of $0.24 per share or 55% of the average of the lowest trading prices during the 10-day period ending on the latest complete trading day prior to the conversion date.

November 2017 Convertible Notes – In November 2017 we issued a $85,800 Convertible Note to a private lending fund bearing interest at 12% per annum and maturing in nine months with the noteholder having the right to convert the note into our common stock at a conversion price equal to a 45% discount to its trading price during the 10-day period prior to conversion. Also, in November 2017, we issued a $100,000 Convertible Note to another private lending fund bearing interest at 6% per annum and maturing November 30, 2018 with the noteholder having the right to convert the note into our common stock at a conversion price equal to the lower of $.30 per share or that price per share representing a 25% discount to the price of a future registered public offering.

December 2017 Convertible Notes -- In December 2017 we issued a total of $363,000 in Convertible Notes as follows:

(i) $63,000 Convertible Note to a private lending group bearing interest at 12% per annum and maturing March 19, 2019 with the noteholder having the right to convert the note into our common stock at a conversion price equal to a 42% discount to the average of its three lowest daily trading prices during the ten days prior to conversion.,

(ii) A total of $300,000 in Convertible Notes sold to four accredited individual investors who purchased these notes from our 2017 private placement of $50,000 Notes bearing interest at 12% per annum and maturing two years from their purchase with the noteholders having the right to convert the notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion.

We evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative with a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes was based on the Black Scholes Model, and is being amortized over the term of the debt. For the year ended December 31, 2017, we recognized interest expense of $68,042 related to the amortization of the discount.

FISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS & CONTINGENCIES

Lease

We currently occupy 5,229 square feet of office space in downtown Minneapolis Minnesota. We lease this facility under a two-year lease expiring in December 2019 and requiring monthly rental payments of $8,323 which includes rent, utilities and maintenance. The lease commitments over the two-year period is $13.00 per rentable square foot for months 1-12 and $13.50 per square foot for months 13-24. The total lease commitments, per the lease is $106,000 base rent, plus Common Area Maintenance costs.

NOTE 10 - INCOME TAXES

At December 31, 2017 and 2016, we had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $12,605,339 and $8,631,157 for Federal and state purposes, respectively. The Federal carryforward expires in 2037 and the state carryforward expires in 2022. Given our history of net operating losses, our management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards. Accordingly, we have not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, we adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2017 and 2016, we did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017 and 2016, we have not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

Upon the attainment of taxable income by us, our management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2017	2016
Income tax at federal Statutory rate	34.0%	34.0%
Effects of permanent differences	(8.4)%	(18.9)%
Effect of temporary differences	1.3%	0%
Adjustment of prior year NOL’s	(3.8)%	0%
Effects of state taxes (net of federal taxes)	0%	0%
Change in valuation allowance	(23.1)%	(15.1)%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, our only significant deferred income tax asset was a cumulative estimated net tax operating loss of $12,605,339 and $8,631,157, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered our operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2017 and 2016. For the year ended December 31 2017, the change in valuation allowance was $1,198,842.

Utilization of our net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

NOTE 11 - RELATED PARTY TRANSACTIONS

Employment Agreements We have four employment agreements in effect with our chief executive officer, executive vice president, chief technology officer, and chief revenue officer. The terms of the agreements include base salaries of $51,667 per month in 2016 increasing to $66,667 per month in 2017.

Included in our notes payable are amounts due to officers for notes payable which were accepted by them for past due compensation or for working capital loans made to us. At December 31, 2017 and 2016, the amounts of such notes due to our officers was $270,639 and $405,176, respectively, payable on demand and having an interest rate of 6% per annum.

In April 2017 we issued a total of 1,100,562 shares of our common stock to our two principal officers in consideration for their conversion of a total of $330,168 of Notes they held for past due compensation into equity at $.30 per share.

In September 2017, we issued 250,000 shares of our common stock as a bonus to our Chief Financial Officer and 600,000 shares as a bonus to our Chief Technology Officer. Also, in September 2017, we provided contingent future grants for the future issuance of a total of 750,000 shares of our common stock which will vest annually over a four-year term commencing in September 2018 providing they remain employed by us, including 500,000 shares for our Chief Revenue Officer and 250,000 shares for our Chief Technology Officer.

In September 2017, we granted four-year stock options to purchase a total of 1,150,000 shares of our common stock, of which (i) options for 1,000,000 shares were granted to our Chief Revenue Officer having an exercise price of $.35 per share with 375,000 shares vested immediately and the balance of 625,000 shares vesting quarterly over its four-year term, and (ii) options for 150,000 shares were granted to a newly-hired software development employee having an exercise price of $.20 per share vesting quarterly over its four-year term.

In December 2017, we obtained a working capital loan for $76,000 from our Chief Executive Officer, which is due on demand and bears an interest rate of 6% per annum.

NOTE 12 - STOCKHOLDERS’ EQUITY

We are authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At December 31, 2017, there were 45,935,369 outstanding shares of common stock and no outstanding shares of preferred stock.

Common Shares Issued in 2017

In January 2017, we issued 142,857 unregistered common shares in a private placement to an accredited investor in consideration for $50,000 or $0.35 per share, which proceeds were used for working capital purposes. Also, in January 2017, we issued 133,333 unregistered common shares to a Noteholder to satisfy and convert into equity $40,000 of a Note Payable.

In February 2017, we issued a total of 650,000 unregistered common shares valued at $0.68 per share or $442,000 for consulting services, including 400,000 common shares for investment relations and financial communications services, and 250,000 common shares for technical and software advisory services. Also, In February 2017, we sold and issued 300,000 unregistered shares for total consideration of $200 incident to a consulting contract to provide us with public relations services.

In March 2017, we issued a total of 296,999 shares of our common stock, including (i) 200,000 shares sold for $100,000 ($.50 per share) to two investors in a public offering under our S-1 Registration Statement for, which proceeds were used for working capital purposes, and (ii) 96,999 shares valued at $29,100 for marketing support services.

In April 2017 (effective March 31, 2017), we issued 1,100,562 unregistered common shares to convert debt owed to its two principal officers into equity incident to the transaction described in the foregoing Note 11.

FISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April-May 2017, we issued a total of 1,300,000 unregistered common shares as follows:

i)	500,000 common shares in a private placement with an accredited investor for proceeds of $150,000 ($.30 per share), which proceeds were used for working capital purposes;
ii)	200,000 common shares valued at $.30 per share to a financial advisor under a consulting agreement; and
iii)

400,000 shares to Volerro Corporation valued at $168,000 upon closing our purchase of the assets of Volerro Corporation, a privately-held corporation based in Minneapolis which developed and marketed “content collaboration” software services.

In June 2017, we issued a total of 548,215 unregistered common shares as follows:

i)	300,000 shares valued at $.25 per share to a financial adviser under a consulting agreement;
ii)	96,999 shares valued at $29,100 to a marketing support adviser under an outstanding agreement; and
iii)	151,216 shares issued to a note holder to convert debt in the amount of $30,243.

In July 2017, we issued 200,000 unregistered common shares valued at $40,000 to a financial adviser incident to an outstanding consulting agreement.

In September 2017, we issued or granted a total of 1,911,684 shares of our common stock as follows:

i)	We issued a debtholder who is an accredited investor 336,425 unregistered common shares to convert notes payable of $42,053 into equity.
ii)	We issued another debtholder who is an accredited investor 560,660 unregistered common shares to convert notes payable of $28,033 into equity.
iii)	Pursuant to an advisory agreement to provide marketing support related to obtaining new customers, we issued 96,999 unregistered common shares to a consultant valued at $13,580.
iv)	We granted a total of 1,667,600 shares of our common stock to employees as performance bonuses (of which 750,000 are unissued shares vesting over a four-year period), including 850,000 shares valued at $132,500 to our Chief Technology Officer, 500,000 shares valued at $85,000 to our Chief Revenue Officer, 250,000 shares valued at $35,000 to our Chief Financial Officer under the Company’s S-8 registered 2016 Equity Incentive Plan, and 67,600 shares valued at $10,140 to our Controller.

In October 2017, we issued 200,000 unregistered common shares valued at $46,000 to a financial adviser pursuant to a consulting agreement.

In December 2017, we issued a total of 1,048,999 unregistered common shares as follows:

i)	100,000 common shares valued at $19,000 to a debt holder who extended past due loans to December 31, 2018 and also reduced the interest rate on the loans from 24% to 12%.
ii)	96,999 common shares valued at $18,430 to a consultant for marketing support services.
iii)	a total of 300,000 common shares valued at $44,500 to various accredited investors who purchased convertible debt in our 2017 private placement.
iv)	300,000 common shares valued at $44,500 to a licensed broker-dealer who represented us in placing our 2017 private offering of convertible debt.
v)	252,000 common shares to convert debt in the amount of $31,500 from an outstanding convertible note, which conversion price was based on specific provisions of this convertible note.

FISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Grants

In September 2017, we granted four-year stock options to purchase a total of 1,150,000 shares of our common stock, of which (i) options for 1,000,000 shares were granted to the Chief Revenue Officer (CRO) of the Company with an exercise price of $.35 per share, with 375,000 shares vested immediately and the remainder of 625,000 shares vesting quarterly over the four-year term, and (ii) options for 150,000 shares were granted to a newly-hired software developer with an exercise price of $.20 per share and vesting quarterly over the four-year term.

In December 2017, we granted a four-year stock option to purchase 100,000 shares of our common stock to a newly-hired software developer with an exercise price of $.25 per share and vesting quarterly over the four-year term.

The weighted average strike price for the stock options granted in 2017 was $0.324 and the weighted average fair value for the options, at the grant dates, was $166,912 for the vested options in 2017.

During 2017 and 2016, the stock option expense issued for services was $166,912 and $37,318 respectively.

Warrant Grants

During the year ended December 31, 2017, we granted warrants to purchase a total of 2,652,097 unregistered common shares as follows:

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

(iv)	warrants for 142,857 shares to an accredited investor purchasing a Convertible Note, which warrants are fully vested and exercisable any time at $.35 per share over a four-year term;
(v)	warrants for a total of 1,250,000 to two accredited investors purchasing Convertible Notes, which warrants are fully vested and exercisable any time at $.20 per share during a three-year term.
(vi)	warrants for 167,573 shares granted to a secured creditor for a loan extension, fully vested and exercisable at $.30 per share any time during a three-year term.
(vii)	warrants for 100,000 shares granted for legal services provided to us, fully vested and exercisable at $.25 per share any time during a four-year term.
(viii)	warrants for 200,000 shares granted to two independent software developers (100,000 shares apiece), and exercisable at $.25 per share and vesting over four-year terms.
(ix)	warrants for 100,000 shares granted in to an adviser for financial services, fully vested and exercisable at $.30 per share any time over a five-year term.
(x)	warrants for 50,000 shares granted to a shareholder in consideration for marketing services, fully vested and exercisable at $.17 per share any time over a four-year term.
(xi)

warrants for 150,000 shares granted to a secured lender in consideration primarily for a loan extension to September 30, 2018, fully vested and exercisable at $.15 per share over a four-year term. Concurrently the exercise price of this lender’s 2015 warrant to purchase 1,347,185 shares was reduced from $0.65 to $.30 per share until its expiration in December 27, 2019.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – WARRANT INFORMATION

We have the following outstanding warrants to purchase our common stock at December 31, 2016 and 2017:

	Number of Shares	Exercise Price	Weighted Average Exercise price	Average Grant Date Fair value
Balance December 31, 2015	3,766,444
Granted	470,000	0.30-0.50	0.40	0.39
Forfeited or cancelled	(30,000)	-
Balance December 31, 2016	4,206,444
Granted	2,652,097	0.15-0.40	0.40	0.39
Forfeited or cancelled	(640,722)	-
Balance December 31, 2017	6,217,819	0.15-$1.00	0.28	0.29

During 2017 and 2016, the warrant expense issued for services was $127,322 and $25,150 respectively.

NOTE 14 – 2017 BUSINESS ACQUISITION

The Company operates in a high growth industry. A key component of the Company’s strategy is growth through acquisition that expands its technology offering, provides complementary lines of business and increases its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired, and in some cases, liabilities assumed. The Company recorded, based on purchase price allocations, intangible assets representing customer relationships, tradenames, software code, domain names, and excess of purchase price over the estimated fair values of the net assets acquired as “Goodwill” in the accompanying Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and the acquisition of a large customer (a nation-wide bank) and is all attributed to our one operating reportable segment. The results of operations are reflected in the Consolidated Financial Statements of the Company from the date of acquisition.

(a) 2017 Acquisition

In fiscal 2017, the Company completed the following acquisitions, with an aggregate purchase price of $252,000 payable in the form of 400,000 shares of Common Stock of the Company in 2017, and upon future performance, up to an additional 200,000 shares of Common Stock of the Company in future years, for the assets of Volerro Corporation. The allocation of consideration for this acquisition is summarized as follows:

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

Pursuant to this acquisition, the Company acquired a new top 5 bank in the United States, with a customer contract remaining of $11,923 as of December 31, 2017.

FISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS

For the year ended December 31, 2016 four customers each accounted for more than 10% of our revenues, and also and alike for the year ended December 31, 2017 three customers each accounted for more than 10% of our revenues. Combined, these customers represented less than 50% of our revenues during each of 2016 and 2017. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

NOTE 16 - SUBSEQUENT EVENTS

On January 5, 2018, we issued a $50,000 Convertible Note to an individual accredited investor incident to our 2017 private placement of $50,000 Notes. Incident thereto, we also issued 50,000 shares of our common stock to the purchaser of this Note and 50,000 common shares to the broker-dealer placement agent of this Note.

In January 2018, we also issued $213,000 of convertible debt notes for working capital in three separate transactions, including (i) $100,000 convertible note to a lending fund with a maturity of nine months, interest rate of 12% per annum, and the noteholder having the right after 180 days to convert the note into common shares at a 45% discount to the lowest trading price of the shares during the 10-day period prior to conversion, (ii) $63,000 convertible note to another lending fund with a maturity of April 29, 2019, 12% interest rate, and having the right after 180 days to convert the note into common shares at a 42% discount to the lowest trading price of the shares during the 10-day period prior to conversion, and (iii) $50,000 convertible note to an individual accredited investor with a maturity in December 2018, 12% interest rate, and the noteholder having the right to convert the note any time into our common stock at the lower of $.15 per share or the offering price of a future registered public offering of our common stock.

In February 2018 we issued 200,000 unregistered shares of our common stock valued at $32,000 to a consultant for investor relations and shareholder communications services.

In March 2018, we issued at total of $138,000 of our $10,000 Convertible Notes from our 2018 private placement of convertible debt and accompanying each $10,000 Note we also issued the Noteholder a Warrant to purchase 10,000 unregistered common shares exercisable at $.01 per share over a four-year term. We also issued the broker-dealer who placed these notes an identical Warrant for each $10,000 Note as issued to the Noteholder.

During January-March 2018, two Noteholders of convertible debt who are accredited investors converted $100,750 of their notes into a total of 1,503,246 shares of our unregistered common stock, which conversion prices were based on specific provisions contained in these convertible notes.

EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among the registrant, DE6 Newco Inc., a Minnesota corporation, and Fision Holdings, Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2015)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant’s Form 10 filed on 4/6/2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of registrant’s Form 10 filed on 4/6/2010)

10.1	Employment Agreement with Michael Brown, dated July 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.2	Employment Agreement with Garry Lowenthal, dated 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.3	2011 Stock Option and Compensation Plan, as amended 12/30/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.4	2016 Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed on March 30, 2016)

10.5	Employment Agreement with Wade Anderson (incorporated by reference to Registrant’s Registration Statement on Form S-1 filed on October 31, 2016)

10.6	Employment Agreement with Jason Mitzo, Chief Revenue Officer (filed herewith)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: April 2, 2018	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	By:	/s/ Michael Brown
Michael Brown
Director, Chief Executive Officer (principal executive officer)

Dated: April 2, 2018	By:	/s/ Garry Lowenthal
Garry Lowenthal
Director, Chief Financial Officer
(principal financial and accounting officer)

43