Form 10-Q
period 2018-03-31
FISION Corp
filed 2018-05-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 49,408,326 shares of common stock are outstanding as of May 10, 2018.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$98,513	$10,773
Accounts receivable, net	18,215	39,764
Deferred Customer Costs Associated with Contract liability	-	11,924
Work In Process	8,400	8,400
Prepaid Expenses	116,717	201,092
Total Current Assets	241,845	271,953

Property and equipment, net	8,939	4,719

Other Assets:
Goodwill	132,000	132,000
Intellectual Property/Software Code, net of Accumulated Amortization	59,938	62,384
Deposits	8,053	8,053
Total Assets	$450,775	$479,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and Contingencies
Current Liabilities:
Accounts payable, accrued expenses	$902,275	$770,598
Contract liability	-	10,424
Customer Advances	260,915	249,269
Derivative Liability	1,516,466	1,243,788
Convertible Notes Payable and accrued interest - related party	292,267	270,639
Notes Payable, net of debt discount of $1,283,374 and $753,437 respectively	50,964	329,401
Total Current Liabilities	3,022,887	2,874,119

Long-Term Liabilities:
Long-Term Convertible Notes Payable, net of debt discount of $286,936 and $0 respectively	163,064	300,000
Total Long-Term Liabilities	163,064	300,000

Total Liabilities	3,185,951	3,174,119

Contingencies and Commitments

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 48,748,326 and 45,935,369 shares issued and outstanding, respectively	4,875	4,594
Additional paid in capital	16,196,720	15,822,261
Accumulated deficit	(18,936,771)	(18,521,865)
Total Stockholders' Equity	(2,735,176)	(2,695,010)
Total Liabilities and Stockholders' Equity	$450,775	$479,109

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUE	$126,880	$128,337

COST OF SALES	22,059	15,390

GROSS MARGIN	104,821	112,947

OPERATING EXPENSES
Sales and Marketing	212,380	295,292
Development and Support	173,132	170,642
General and Administrative	452,421	320,626

TOTAL OPERATING EXPENSES	837,933	786,560

OPERATING LOSS	(733,112)	(673,613)

OTHER INCOME (EXPENSES)
Interest Expense and Debt Discount	(594,730)	(58,308)
Amortization Expense	(14,370)	0
OID and Other Expenses	(32,500)	0
Change in fair value of derivatives	744,319	(1,948)
Gain (loss) on settlement of debt, net	215,488	(50,667)
TOTAL OTHER INCOME (EXPENSES)	318,207	(110,923)

NET LOSS	$(414,905)	$(784,536)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	47,940,631	38,884,677

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(414,905)	$(784,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	134,000	1,035,320
Depreciation	780	1,270
Stock warrants/Stock Options issued for services	110,307	42,294
Change in Derivative Liabilities	(744,319)	-
Interest Expense for derivatives and debt discount	415,611	-
Amortization of BCF Discount	14,370	-
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	21,549	(17,955)
Customer Contracts - Unrecognized Revenue	11,924	-
Other receivable (Subscription receivable)		(50,000)
Prepaid expenses	84,375	(350,614)
Increase (decrease) in:
Accounts payable & accrued expenses	(4,952)	(28,644)
Net Cash Used in Operating Activities	(371,260)	(152,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(5,000)	-
Net Cash Used In Investing Activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(77,000)	(16,550)
Proceeds from note payable	524,000	50,000
Proceeds from related party notes	20,000	14,300
(Repayments) / draws on line of credit	(3,000)	1,700
Proceeds from issuance of common stock	-	100,000
Net Cash Provided by Financing Activities	464,000	149,450

Net (Decrease) Increase in Cash	87,740	(3,415)

Cash at Beginning of Period	10,773	8,172
Cash at End of Period	$98,513	$4,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$12,906	$1,513
Franchise and Income Taxes	-	-
Noncash operating and financing activities:
Common Stock Issued for Services	$134,000	$1,035,320
Stock warrants/Stock Options issued for services	$110,907	$42,294
Conversion of debt and accrued interest to common stock	$291,462	$370,169

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FISION Corporation, (formerly DE 6 Acquisition, Inc.), a Delaware corporation (the “Company”) was incorporated on February 24, 2010, and was inactive until December 2015 when it merged with Fision Holdings, Inc., an operating business based in Minneapolis, Minnesota. As a result of this reverse merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated under the laws of the State of Minnesota in 2010, and has developed and successfully commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including our Volerro software services).

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures which are included in annual financial statements have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim unaudited financial statements are adequate to make the information not misleading.

Although these interim financial statements for the three-month periods ended March 31, 2018 and 2017 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for this 2018 interim period is not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K filed with the SEC on April 2, 2018.

Principles of Consolidation

These condensed consolidated interim financial statements include the accounts of FISION Corporation, a Delaware corporation, and its wholly-owned Minnesota subsidiary Fision Holdings, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended March 31, 2018, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the three months ended March 31, 2018, three customers exceeded 10% of our revenues, including one for 17% of revenues, one for 13.5% of revenues, and one for 11.8% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures, as the Company has already implemented the five-step process in determining revenue recognition from contracts with customers.

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

Lease Accounting

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

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive. For the period ending March 31, 2018 and December 31, 2017, there were 10,438,069 and 9,988,069 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

Stock-Based Compensation

We record stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black Scholes model to measure the fair value of options and warrants.

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

At March 31, 2018 the Company had a working capital deficiency of approximately $2.8 million and an accumulated deficit of approximately $19 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2017 and March 31, 2018:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,516,466

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2018	Convertible Notes	Change in fair Value	Conversions	Fair Value March 31, 2018

Derivative liability	$1,243,788	$1,325,576	$-744,319	$-308,579	$1,516,466

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.15 - $.174
Expected Volatility	190%
Expected Term	6 mos.
Risk free interest rate	0.91 - 1.13%
Expected dividends	-

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

NOTE 4 -- NOTES PAYABLE

At March 31, 2018 we were indebted under various Notes Payable in the total amount of $2,276,428 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of March 31, 2018:

Summary Description of Notes Payable and Accrued Interest	Amount Owed
Decathlon LLC – Senior Secured Note, due 9/30/18, interest at 15%(1)	$125,379
Finquest Capital Inc – Secured Note, due 4/15/18, interest at 15%	44,207
Brajoscal, LLC – Secured Note, due 12/31/18, interest at 18%	39,063
Nottingham Securities Inc, , monthly settlement payments	63,208
Crossover Capital Fund II LLC, due 7/26/18 – 11/16/18, interest at 12%	283,325
Greentree Financial Group, Inc, due 8/28/18 – 9/9/18, interest at 11%	201,580
L&H, Inc, due 8/28/18 – 9/9/18, interest at 11%	75,561
Power Up Lending Group, due 3/18/19 – 6/26/19, interest at 12%	192,394
Ignition Capital, LLC, due 11/30/18, interest at 6%	100,833
2 PLUS 2, LLC, due 8/28/18, interest 11%	25,229
Notes payable to individual accredited investors, due 12/31/18, interest at 12%	236,315
Note payable to individual accredited investor, due 7/18/18 – 10/18/18, interest at 12%	82,750
Note payable to individual accredited investor, due 12/31/18/, monthly settlement payments	43,000
Note payable to individual accredited investor, due 12/31/18, interest at 6%	1,775
Notes payable to individual accredited investors, due 10/2/19 – 10/29/19, interest at 12%	317,375
Notes payable to individual accredited investors, due 1/5/20 – 3/13/20, interest at 8%	152,167
Notes payable to two principal officers, due on demand, interest at 6%	292,267
Total	$2,276,428

Note: Excludes discounts on convertible notes payables in the amount of $1,570,310 for derivative securities.

NOTE 5 -- CONVERTIBLE NOTES

During the first three months of 2018, the Company issued a total of $596,000, excluding $25,000 of Original Issue Discounts and $27,000 legal fees and broker-dealer commissions, in convertible debt notes as follows, including $383,000 of short-term debt and $213,000 of long-term debt:

Short-Term Convertible Notes

In January 2018, we also issued a $20,000 note to our CEO, a related party, bearing interest at 6% per annum, due on demand, with no conversion provisions.

In January 2018 we also issued a $50,000 Convertible Note to an accredited investor bearing interest at 12% per annum, maturing on December 31, 2018, and convertible into our common stock at a conversion price of $.15 per share.

In February 2018 we issued a total of $250,000 of Convertible Notes to accredited investors convertible into our common stock at conversion prices varying from 50-55% of the average of the lowest trading prices for the 10 trading days prior to conversion, including (i) $150,000 of Convertible Notes bearing interest at 11% per annum and maturing on August 28, 2018, and (ii) a $100,000 Convertible Note bearing interest at 11% per annum and maturing on November 16, 2018. We paid a $3,000 legal fee for this note.

Long-Term Convertible Notes

In January 2018 we issued a $63,000 Convertible Note to an accredited investor bearing interest at 12% per annum, maturing on December 31, 2018, and convertible into our common stock at a conversion price equal to 42% of the average of the lowest trading prices for the 10 trading days prior to conversion. We paid a $3,000 legal fee for this note.

During January-February 2018 we issued a total of $150,000 of Convertible Notes to accredited investors, bearing interest at 12% per annum, maturing two years after their respective purchase dates, and convertible into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) for the 10 trading days prior to conversion. We paid $18,000 commissions on these long term notes.

In March 2018 we issued a $63,000 Convertible Note to an accredited investor, bearing interest at 12% per annum, maturing on June 26, 2019, and convertible into our common stock at a conversion price equal to 42% of the average of the lowest trading prices for the 10 trading days prior to conversion. We paid a $3,000 legal fee for this note.

We evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Notes resulted in a derivative with a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes was based on the Black Scholes Model, and is being amortized over the term of the debt. For the three-month period ended March 31, 2018, we recognized interest expense of $415,611 related to the amortization of the discount.

The derivative liability relating to the beneficial conversion interest was $1,516,466 at March 31, 2018 and was computed using the following variables:

Exercise price	$.15 - $.174
Expected Volatility	190%
Expected Term	6 mos.
Risk free interest rate	0.91 - 1.13%
Expected dividends	-

NOTE 6 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2018 there were 48,748,326 outstanding shares of common stock and no outstanding shares of preferred stock.

Common Shares Issued

In January--February 2018 we issued a total of 800,000 unregistered common shares valued at $134,000 to two consultants for investor relations and shareholder communications services.

During January- March 2018 we issued a total of 2,012,957 unregistered common shares to three holders of Convertible Notes who converted their Notes to $130,433 of common stock, which conversion prices were based on specific provisions contained in their Convertible Notes.

In February 2018 we granted 250,000 unvested shares of our common stock to John Bode in consideration for his agreement to serve for a year as an independent director on our Board of Directors, of which 62,500 shares vest quarterly on May 31, 2018, August 31, 2018, November 30, 2018 and February 28, 2019 provided he continues to serve as a director.

Stock Options and Warrants

No stock options were granted by us during the three-month period ended March 31, 2018.

During the three-month period ended March 31, 2018, we granted warrants to purchase a total of 450,000 shares of our common stock, valued at $294,234 using black scholes, as follows:

(i) warrants for 100,000 shares granted to a Noteholder incident to the purchase of a $100,000 Convertible Note, fully vested, and exercisable at $.30 per share anytime during a five-year term;

(ii) warrants for 150,000 shares granted to a Noteholder incident to purchase of a $150,000 Convertible Note, fully vested, and exercisable at $.01 per share anytime during a three-year term; and

(iii) warrants for 200,000 shares granted incident to the purchase of $100,000 of convertible debt in our private placement, fully vested, and exercisable at $.01 per share anytime during a three-year term, and which included warrants for 100,000 shares issued to the Noteholders and warrants for 100,000 shares issued to the placement agent.

	Number of Shares	Exercise Price	Weighted Average Exercise price	Average Grant Date Fair value
Balance December 31, 2016	4,206,444
Granted	2,652,097	0.15-0.40	0.40	0.39
Forfeited or cancelled	(640,722)	-
Balance December 31, 2017	6,217,819
Granted	450,000	0.01-0.30	0.07	0.07
Forfeited or cancelled	(2,250)	-
Balance March 31, 2018	6,665,569	0.01-1.00	0.27	0.26

NOTE 7 -- RELATED PARTY TRANSACTIONS

In January 2018, our Chief Executive Officer loaned the Company $20,000 for working capital purposes, payable on demand with an interest rate of 6% per annum.

Our Notes Payable as of March 31, 2018 include $152,300 owed to our CEO, Michael Brown, and $131,236 owed to our CFO, Garry Lowenthal, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum. Messrs. Brown and Lowenthal each have the option to convert their respective outstanding Notes any time over a four-year period into unregistered common shares at a conversion rate of $.30 per share.

In February we granted 250,000 common shares, vesting quarterly, to a new director for agreeing to serve on our Board of Directors for one year. The foregoing Note 7 further describes this transaction.

NOTE 8 -- SUBSEQUENT EVENTS

In April 2018 a Noteholder converted $47,248 of convertible debt into 660,000 shares of our common stock, with the conversion price based on specific provisions contained in the Convertible Note.

During April-May 2018, we issued a total of $203,000 of Convertible Notes to accredited investors including (i) a $75,000 Convertible Note bearing interest at 12% per annum, maturing April 11, 2019, and convertible into our common stock at a conversion price equal to 57.5% of the average of the lowest trading prices for the10 trading days prior to conversion; and (ii) a total of $53,000 of Convertible Notes bearing interest at 12% per annum, maturing two years after their purchase dates, and convertible into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) for the 10 trading days prior to conversion., and incident thereto we also issued warrants to purchase 53,000 common shares to the Noteholders and warrants to purchase 53,000 common shares to the placement agent, which warrants are exercisable over a three-year term at $.01 per share and (iii) a $75,000 Convertible Note bearing interest at 12% per annum, maturing May 9, 2019, and convertible into our common stock at a conversion price equal to 55% of the lowest closing price for the 5 trading days prior to conversion.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are certain statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider the specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an Internet platform technology company providing proprietary cloud-based software solutions to automate and improve the marketing and sales enablement functions and activities of our customers. Our focus is to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives. Our development, management, marketing and other operations are conducted from Minneapolis through our wholly owned Minnesota subsidiary, Fision Holdings, Inc.

We have developed and successfully commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a leader in the rapidly growing software agile marketing/sales enablement segment of the broad software-as-a-service (SaaS) industry.

We are a global software development and licensing company offering our Fision platform marketing software solutions to promote and improve sales enablement functions of any entity. Our innovative cloud-based software platform is readily scalable to adapt to fast business growth of any customer, regardless of size. Except for future customary software enhancements and periodic upgrades, the primary development of our Fision software marketing platform has been completed.

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

We believe that the agile marketing software solutions of our Fision platform provide three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) significantly reducing their marketing and sales costs.

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of March 31, 2018, we have written license contracts with fifteen (15) customers actively using our Fision platform for their marketing and sales operations. And currently we are engaged in negotiations with or procurement of several additional material customers.

Our typical customer implementation process includes integrating our cloud-based Fision platform with the marketing infrastructure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to offer technical and maintenance support after implementation.

Our current and targeted customer base ranges across diverse industries of all sizes, including banks and other financial enterprises, insurance companies, hotels and other hospitality businesses, healthcare and fitness companies, retailers, software and other technology companies, product manufacturers, telecommunications companies, and numerous other companies selling familiar branded products or services.

Our market and potential customer base are global and virtually unlimited, since our Fision platform software solutions provide significant benefits to the marketing and sales departments and personnel of any commercial enterprise, regardless of size and widespread locations. Our customers typically “stick” with us and our Fision platform, and accordingly we receive substantial recurring revenues from them. Certain customers have maintained written contracts with us for years. We regard our high percentage of recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers under written contracts. We believe that our ability to realize such recurring revenues is a keystone feature of our business model.

We market and license our proprietary software platform both through direct sales obtained by our management and in-house sales personnel, and through utilizing experienced independent national technology sales agencies which we refer to as our “channel partners.” We have entered into three significant channel partnership arrangements, and we have realized material revenues from the sales efforts of our channel partners.

Our Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social media content and any other digital marketing assets. Using Fision’s automated software technology, these digital assets become readily available for user access as determined by each of our customers. Our Fision platform is designed to provide any corporate marketing department with the ability to instantly and seamlessly update its sales force and other users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. Large enterprise customers with extensive global sales networks have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience. We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

Cloud-Based Platform - Storage and operation of our Fision software solutions platform along with the digital marketing and sales assets and related data of our customers are outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and related software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which leading provider offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

We regard the hosting of our software applications, the ready digital interface with our customers, the storage of unlimited customer data with our premier cloud provider, and the overall flexibility of the cloud model as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our Fision software solutions to our customers than we could perform in any event.

Strategic Marketing Change

During the years prior to 2016 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local or regional small-to-medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based marketing software were designed and developed to be readily adaptable to and scalable for any size company, however, during 2016 we revised our marketing strategy and activities to target and sell our software products primarily to large global enterprise corporations having many and widespread national and international branches and operations.

We believe that our enhanced marketing focus toward large enterprises has been effective, since during the past couple years we have closed and implemented material contracts with, and are receiving substantial recurring revenues from, several large enterprise companies. Moreover, we currently are in the process of procuring material key contracts with certain additional large enterprise companies.

The increased length of our sales cycle necessary to sell our products to large enterprises has been considerably longer than we earlier incurred while marketing our Fision platform to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers, however, resulted in a material decline in our revenues in 2016 and early 2017. We now believe this period of declining revenues due to our change in marketing strategy has ended, as evidenced by our substantial increase in revenues during 2017 as compared to 2016. And we further believe that due to the large enterprise contracts we have recently closed and those we are now in the process of procuring, our revenues will appreciate substantially during 2018 and future years.

Significant Marketing Developments

Our primary marketing strategy, which is focused toward large enterprise companies, has succeeded in various industries. We believe these significant recent clients will result in substantial increases in our future recurring revenues from our cloud-based Fision software platform. Our recent large enterprise customers include:

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

2018 Revenue Guidance

Based primarily on the recent integration and implementation of our Fision platform with the marketing/sales operations of several of our new large enterprise customers and their initial commercial use of Fision agile marketing software, we believe our revenues for the full year of 2018 will be at least 50% greater than our full year 2017 revenues.

Recent Strategic Acquisition

In May 2017 we acquired substantially all the assets of Volerro Corporation (“Volerro”), a Minneapolis-based company, including its unique cloud-based proprietary software and development technology and its customer base. Volerro has developed and marketed “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients. We acquired these Volerro assets in consideration for 400,000 shares of our unregistered common stock issued to Volerro.

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

Marketing of Volerro cloud-based software solutions has been primarily focused on large financial and retail enterprises. The two principal clients of Volerro are U.S. Bank, a leading national banking institution having numerous branches throughout the USA, and Shopko Stores, a $3.2 billion retailer selling many kinds of quality name-brand merchandise through its 363 operated retail stores in 24 states.

Volerro content collaboration software services and technology are particularly complementary with and readily adaptable to integrate into the SaaS marketing software services currently available on our Fision platform. Accordingly, we believe our acquisition of these Volerro software applications will both increase our revenues materially and also attract new customers to our Fision platform.

Our Employees and Properties

We currently have eleven (11) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Revenue Officer, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager, and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Our corporate headquarters and development and operational facilities are located at Butler Square, a large office building complex in downtown Minneapolis, Minnesota, where we occupy 5,229 square feet of office and development spaces. We lease these facilities under a two-year lease expiring in December 2019 for $8,323 monthly including rent, utilities and maintenance. We do not own any real estate.

Our computers, hardware servers, software assets and other technology development equipment, as well as considerable office and administrative computer and other equipment, furniture, and office and marketing supplies, are also located in our Minneapolis facility. We believe that our current facilities and equipment are adequate to satisfy our current operations and to support substantial future growth.

Revenue and Marketing Models

Revenue Model -- Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream, particularly since each new contract provides considerable one-time start-up revenues derived from initial set-up and integration fees.

We generate our revenues primarily from payments from customers having a license from one to three years to access and use our proprietary agile marketing software platform, which payments include monthly fees based on actual usage of the Fision platform, and a prescribed substantial one-time set-up and integration fee payable to us at the outset of the license. We also receive certain secondary fees from time to time for customized software development projects ordered from us, and for processing emails for certain customers.

A substantial majority of our revenues have been and are “sticky” and thus of a recurring nature. Most of our customers have remained with and consistently used our software platform once they have integrated it into their digital marketing model and experienced the benefits provided from our cloud-based Fision marketing solutions.

Marketing Model – We have marketed, sold and licensed our proprietary software products through our direct sales force including management and other direct sales personnel, and also through independent national sales agencies who sell (license) our branded software products as agents being paid commissions based on their actual sales. We regard and refer to these experienced sales agencies as our “channel partners.” To date we have entered into three channel partner arrangements with experienced and recognized technology sales agencies, and we have realized material revenues from their sales efforts.

We market and sell our products and services in the agile marketing software segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

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

In 2017 we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations.” We also have a couple additional patent claims involving our software technology which are filed and pending with the USPTO, and we expect to obtain patent grants for them.

Inflation and Seasonality

We do not consider our operations and business to be materially affected by either inflation or seasonality.

Litigation

From time to time, we become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation against or involving us.

Significant Accounting Policies

Stock-Based Compensation Valuations - Our estimated valuations for stock-based compensation grants are based primarily on the quoted prices for our common stock in the public trading market.

Accounts Receivable -- We maintain allowances for potential credit losses on accounts receivable. In connection with the preparation of our financial statements, management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment patterns, and current economic trends in order to evaluate the adequacy of these allowances. Accounts determined to be uncollectible are charged to operations when that determination is made.

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

Derivative Securities – We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary revalued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use an option pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and does not currently believe that the application of ASC 606 has a material impact on its consolidated financial statements and disclosures, as the Company has already implemented the five-step process in determining revenue recognition from contracts with customers.

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

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the our present or future financial statements.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenue -- Revenue was $126,880 for the quarter ended March 31, 2018 compared to revenue of $128,337 for the quarter ended March 31, 2017, which revenues for the first quarters of 2018 and 2017 were virtually identical.

Cost of Sales – Cost of sales for the quarter ended March 31, 2018 was $22,059 (17% of revenue) compared to cost of sales of $15,390 (12% of revenue) for the quarter ended March 31, 2017. The drop in margin was due to increased costs associated with our large global enterprise customers.

Gross Margin – Gross margin for the quarter ended March 31, 2018 was $104,821 compared to $112,947 for the quarter ended March 31, 2017. Gross margin as a percentage of revenue was 83 % for the first quarter of 2018 compared to 88% of revenue for the first quarter of 2017.

Operating Expenses – Operating expenses totaled $837,933 for the quarter ended March 31, 2018 compared to $786,560 for the quarter ended March 31, 2017. This increase of $51,373 for the first quarter of 2018 was due primarily to increased general and administrative expenses for stock-related compensation for consulting services along with costs of increased personnel to support our new large enterprise customers.

Other Income (Expenses) – Other expenses for the first quarter ended March 31, 2018 were $318,207 compared to other expenses of ($110,923) for the first quarter ended March 31, 2017. Other expenses for the 2018 first quarter included (i) $641,600 for interest, debt discount and amortization costs related to the large amount of convertible debt issued after the first quarter of 2017 (compared to $58,308 of interest charges in the 2017 first quarter, which excludes and debt discount), (ii) $744,319 for the accounting adjustment in fair value of our derivatives (compared to $1,942 expense for change in fair value of derivatives in the 2017 first quarter), and (iii) $215,488 gain on settlement of debt, net (compared to $50,667 debt settlement losses in the 2017 first quarter.

Net loss – Our net loss for the quarter ended March 31, 2018 was $414,905 compared to $784,536 for the quarter ended March 31, 2017, which reduced loss in the 2018 first quarter was due primarily to the change in fair value of our derivative liability.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. We will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past or soon due indebtedness, which there is no assurance we can accomplish.

As of March 31, 2018, we had total current liabilities of $3,022,887 including Notes Payable with related accrued interest of $2,276,248. A summary of our current outstanding Notes Payable indebtedness as of March 31, 2018 is set forth in Note 4 of our foregoing interim financial statements included in this quarterly report.

Currently we have approximately $98,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime into June 2018. Accordingly, we need to continue raising substantial capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital and satisfy certain debt payments for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. As of March 31, 2018, we had cash and current receivables of only approximately $117,000 and a working capital deficiency of $2,781,042. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management and from financial and other lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and sales of our common stock and convertible debt Notes.

Net Cash Used in Operating Activities – We used $377,360 of net cash in operating activities for the three months ended March 31, 2018 compared to $152,865 of net cash used in operating activities for the three months ended March 31, 2017. This increase of $224,495 of net cash used in operating activities in the 2018 first quarter was due primarily to the substantial increase in our net loss in the 2018 first quarter, exclusive of the non-cash change in derivative value, compared to the 2017 first quarter.

Net Cash Used in Investing Activities -- During the three months ended March 31, 2018, we used net cash in investing activities of $5,000 for an equipment purchase compared to no net cash used in investing activities during the three months ended March 31, 2017.

Net Cash Provided by Financing Activities -- During the three months ended March 31, 2018 we were provided net cash by financing activities of $470,100 including proceeds from notes payable of $550,100 offset by $80,000 used for repayments on notes payable of $77,000 and a $3,000 payment on our line of credit. In comparison, during the three months ended March 31, 2017 we were provided net cash by financing activities of $149,449 including sales of common stock of $100,000, issuance of notes payable of $64,300, and proceeds from our line-of-credit of $1,700 offset by $16,550 used for repayments on notes payable.

Convertible Note Financing

A substantial majority of our financing during the past twelve months has consisted of Convertible Notes sold to various accredited investors. We raised a total of $1,020,000 from such convertible debt financing in 2017, and we raised a total of $596,000 from such convertible debt financing in 2018 as of the date of this quarterly report on Form 10-Q. Moreover, we anticipate raising additional substantial financing in 2018 from this source.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the three months ended March 31, 2018 we continued to incur a substantial net loss of $414,905. Our accumulated deficit as of March 31, 2018 is $18,936,771. And as of March 31, 2018, we sustained a net loss of $3,022,887 including current Notes Payable and related accrued interest of $2,276,428, a substantial amount of which are due in 2018. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2018, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2017.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the first quarter ended March 31, 2018 are as follows:

In January-February 2018, we issued a total of 800,000 unregistered common shares valued at $134,000 to two consultants who are accredited investors, for investor relations and shareholder communications services.

During January- March 2018 we issued a total of 2,012,957 unregistered common shares to three holders of Convertible Notes who converted their Notes to $130,433 of common stock, which conversion prices were based on specific provisions contained in their Convertible Notes.

During the three months ended March 31, 2018 we granted warrants to purchase a total of 450,000 unregistered common shares as follows:

(i) warrants for 100,000 shares granted to a Noteholder incident to the purchase of a $100,000 Convertible Note, fully vested, and exercisable at $.30 per share anytime during a five-year term;

(ii) warrants for 150,000 shares granted to a Noteholder incident to purchase of a $150,000 Convertible Note, fully vested, and exercisable at $.01 per share anytime during a three-year term; and

(iii) warrants for 200,000 shares granted incident to the purchase of $100,000 of convertible debt in our private placement, fully vested, and exercisable at $.01 per share anytime during a three-year term, and which included warrants for 100,000 shares issued to the Noteholders and warrants for 100,000 shares issued to the placement agent

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

FISION Corporation

By:	/s/ Michael Brown	May 15, 2018
Michael Brown,
Chief Executive Officer

And:	/s/ Garry Lowenthal	May 15, 2018
Garry Lowenthal,
Chief Financial Officer

