Form 10-Q
period 2018-06-30
FISION Corp
filed 2018-08-17
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

Or

☐ TRANSITION REPORT Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File No. 000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 N. Sixth Street, Suite 308 B Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 56,077,272 shares of common stock are outstanding as of August 14, 2018.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

Significant Merger Development

On August 3, 2018 we entered into a definitive agreement to effect a merger between our company and Continuity Logic, LLC., a New Jersey limited liability company (the “Merger”). Under the terms of the Merger, Fision will acquire Continuity Logic which will then become a wholly owned subsidiary of Fision. The closing of the Merger will occur as soon as practicable after satisfaction or waiver of all conditions contained in the merger agreement, although either Fision or Continuity Logic may terminate the Merger if not completed by September 30, 2018.

Consideration to be paid by Fision to acquire Continuity Logic in the Merger will consist solely of our common stock issued to the holders of LLC membership units of Continuity Logic. These membership unit holders will receive a total of common shares of Fision equal to its pre-merger outstanding common stock on the closing date of the Merger, resulting in the pre-merger shareholders of Fision as a group and the holders of membership units of Continuity Logic as a group each owning 50% of the post-merger outstanding common stock of Fision.

Concurrent with the Merger becoming effective, management of Fision will consist of five directors, including Michael Brown and John Bode (both current Fision directors), and Peter Christensen, Tejas Katwala and Laurence Mascera (all three current Continuity Logic directors), with Mr. Christensen being Chairman of our Board of Directors. Further details regarding the Merger are contained in our Current Report on Form 8-K filed with the SEC on August 9, 2018, which includes the merger agreement as an exhibit.

Continuity Logic is headquartered in Tampa, Florida, and has developed and markets a comprehensive business continuity management (BCM) software platform. This cloud-based software platform automates many enterprise risk management and other key operational management tasks, and can be readily customized to suit any type or size of client or customer. During calendar year 2017, Continuity Logic realized revenues in excess of $2 million.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	Decmber 31,
	2018	2017
ASSETS

Current Assets:
Cash	$99,136	$10,773
Accounts receivable, net	26,489	39,764
Deferred customer costs associated with contract liabilities	-	11,924
Work In Process	8,400	8,400
Prepaid Expenses	156,986	201,092
Total Current Assets	291,011	271,953

Property and equipment, net	$8,159	$4,719

Other Assets:
Goodwill	132,000	132,000
Intellectual property/software code, net of accumulated amortization	59,938	62,384
Deposits	8,053	8,053
Total Assets	$499,161	$479,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses	$877,912	$770,598
Contract liability	--	10,424
Customer advances	219,461	249,269
Derivative liability	1,843,062	1,243,788
Note payable and accrued interest - related party	242,398	270,639
Convertible notes payable, net of debt discount of $1,092,890 and $753,437 respectively	455,898	329,401
Total Current Liabilities	3,638,731	2,874,119

Long-Term Liabilities:
Long-Term Convertible Notes Payable, net of debt discount of $351,852 and $0 respectively	352,148	300,000
Total Long-Term Liabilities	352,148	300,000

Total Liabilities	3,990,879	3,174,119

Contingencies and Commitments

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 53,890,129 and 45,935,369 shares issued and outstanding, respectively	5,389	4,594
Additional paid in capital	16,736,604	15,822,261
Accumulated deficit	(20,233,711)	(18,521,865)
Total Stockholders' Equity	(3,491,718)	(2,695,010)
Total Liabilities and Stockholders' Equity	$499,161	$479,109

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$129,339	$157,090	$256,219	$285,427

COST OF SALES	23,929	13,991	45,987	29,380

GROSS MARGIN	105,410	143,099	210,232	256,047

OPERATING EXPENSES
Sales and Marketing	165,590	488,509	377,971	783,801
Development and Support	233,680	251,904	406,811	422,547
General and Administrative	346,472	45,208	798,893	365,834

TOTAL OPERATING EXPENSES	745,742	785,621	1,583,675	1,572,182

OPERATING LOSS	(640,332)	(642,522)	(1,373,444)	(1,316,135)

OTHER INCOME / (EXPENSES)
Interest expense and amortization of debt discount	(173,035)	(533,458)	(352,154)	(591,766)
Amortization expense	(132,952)	0	(562,933)	0
OID and other expenses	(32,500)	0	(65,000)	0
Change in fair value of derivatives	(414,593)	(81,421)	329,726	(83,369)
Gain on settlement of debt, net	96,471	(14,937)	311,959	(65,604)
TOTAL OTHER INCOME / (EXPENSES)	(656,609)	(629,816)	(338,403)	(740,739)

NET LOSS	$(1,296,941)	$(1,272,338)	$(1,711,847)	$(2,056,874)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	51,012,935	42,221,745	49,485,270	40,336,895

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,711,847)	$(2,056,874)
Reconciliation of net loss to net cash used in operating activities:
Common stock issued for services	322,876	1,322,223
Depreciation and Amortization	15,930	2,040
Stock warrants/Stock Options issued for services	204,849	56,964
Change in Derivative Liabilities	329,726	83,369
Interest expense for derivatives and debt discount	160,402	-
Gain on Settlement of Debt	(311,959)	65,604
Amortization of BCF Discount	(562,933)	-
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	13,275	(44,321)
Deferred Customer Costs Associated with Contract Liabilities	11,924	(35,771)
Work in Process	8,400	-
Prepaid expenses	44,106	(84,059)
Increase (decrease) in:
Accounts payable & accrued expenses	387,189	130,533
Net Cash Used in Operating Activities	(1,088,062)	(560,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Disposal of property and equipment Purchase of Property and Equipment	(5,000)	-
Cash acquired in acquisition	-	51,500
Net Cash Used In Investing Activities	(5,000)	51,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(149,100)	(71,211)
Proceeds from note payable	1,310,000	285,000
Proceeds from related party notes	26,125	14,300
Repayments on line of credit	(5,600)	(5,425)
Proceeds from issuance of common stock	-	300,000
Net Cash Provided by Financing Activities	1,181,425	522,664

Net Increase in Cash	88,363	13,872

Cash at Beginning of Period	10,773	8,172
Cash at End of Period	$99,136	$22,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$34,676	$5,763
Franchise and Income Taxes	$-	$-
Noncash operating and financing activities:
Common Stock Issued for Services	$322,876	$1,322,223
Stock warrants/Stock Options issued for services	$204,849	$56,964
Conversion of debt and accrued interest to common stock	$386,519	$415,395
Acquisition of Volerro	$-	$252,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

Although these interim financial statements for the three-month periods ended June 30, 2018 and 2017 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for this 2018 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future period.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended June 30, 2018, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the six months ended June 30, 2018, 3 customers exceeded 10% of our revenues, including one for 14% of revenues, one for 15% of revenues, and one for 19% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. We invoice one-time startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services as one performance obligation and recorded as revenue when completed. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly as a another performance obligation and recorded as revenue over time.

Company Recognizes Contract Liability for Its Performance Obligation

Upon receipt of a prepayment from a customer, the Company recognizes a contract liability in the amount of the prepayment for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

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

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive. For the period ending June 30, 2018 and December 31, 2017, there were 9,424,069 and 9,988,069 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

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

NOTE 2 -- GOING CONCERN

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our future ability to achieve and maintain profitable operations, and to raise substantial additional capital as required until we attain profitable operations.

At June 30, 2018 we had a working capital deficiency of approximately $3.3 million and an accumulated deficit of approximately $20 million. These conditions raise substantial doubt about our ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2017 and June 30, 2018:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,843,062

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2018	Convertible Notes	Change in fair Value	Conversions	Fair Value June 30, 2018

Derivative liability	$1,243,788	$2,094,628	$(329,726)	$1,165,627	$1,843,062

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.15 - $.174
Expected Volatility	181%
Expected Term	6 mos.
Risk free interest rate	0.91 - 1.13%
Expected dividends	-

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

NOTE 4 -- NOTES PAYABLE

At June 30, 2018 we were indebted under various Notes Payable in the total amount of $2,731,089 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of June 30, 2018:

Summary Description of Notes Payable	Amount Owed*
Decathlon LLC - Senior Secured Note, due 9/30/18, interest at 15%	$131,755
Finquest Capital Inc.- Secured Note, due 4/15/18, interest at 15%	45,144
Brajoscal, LLC - Secured Note, due 12/31/18 interest at 15%	40,000
Nottingham Securities Inc., monthly settlement payments	65,475
Note payable to individual investor, due 12/31/18, interest at 12%	128,770
Note payable to individual investor, due 12/31/18, interest at 12%	113,470
Greentree Financial Group, Inc., due 8/28/18 and 9/9/18 respectively, interest at 11%	140,250
L&H, Inc., due 8/28/18 and 9/9/18 respectively, interest at 11%	45,240
Crossover Capital Fund II LLC., due 8/17/2018 and 11/16/2018 respectively, interest at 12%	191,560
Power Up Lending Group, due 4/29/2019 and 6/26/2019 respectively, interest at 12%	130,913
Ignition Capital, LLC, due 11/30/2018, interest at 6%	102,333
2 PLUS 2, LLC, Inc., due 8/28/2018, interest at 11%	25,229
Note payable to individual investor, due 12/31/18, interest at 6%	20,000
Note payable to individual investor, monthly settlement payments	43,000
Note payable to individual investor, due 12/31/18, interest at 6%	1,824
Note payable to individual investor, due 3/9/19, interest at 12%	76,500
JSJ Investments, Inc., due 4/11/2019, interest 12%	76,968
Crown Bridge Partners, due 5/21/19, interest 10%	60,500
Peak One Opportunity Fund, due 6/5/2021, interest at 0%	75,000
LG Capital LLC, due 6/25/19, interest at 10%	100,000
Adair Bays LLC, due 6/25/19, interest at 10%	100,000
Intellicash GA, LLC, due 8/16/2018, interest at 18%	54,148
Note Payable to individual investors, due 5/25/2019 to 6/21/2019, interest at 0%	176,000
Note Payable to individual investor, due 10/2/19, interest at 12%	218,000
Note Payable to individual investor, due 10/2/19, interest at 12%	54,500
Note Payable to individual investor, due 10/25/19, interest at 12%	27,125
Note Payable to individual investor, due 10/29/19, interest at 12%	26,750
Note Payable to individual investor, due 1/5/20, interest at 12%	53,000
Note Payable to individual investor, due 3/9/20, interest at 12%	25,669
Note Payable to individual investor, due 3/9/20, interest at 12%	51,333
Note Payable to individual investor, due 3/13/20, interest at 12%	25,669
Note Payable to individual investor, due 4/2/20, interest at 12%	15,300
Note Payable to two individual investors, due 5/1/20, interest at 12%	38,507
Note payable to two principal officers, due on demand, interest at 6%	251,157
Total	$2,731,089

________

* Includes accrued interest and excludes discounts on convertible notes payables in the amount of $1,444,742 for derivative securities.

NOTE 5 -- CONVERTIBLE NOTES

During the first six months of 2018, the Company issued convertible notes in the total amount of $1,336,125 (excluding $65,000 of Original Issue Discounts and $37,900 legal fees and broker-dealer commissions), including $906,000 of short-term debt and $404,000 of long-term debt as follows:

The Company has entered into various convertible notes at face value less debt discounts relating to fees and certain expenses paid in connection with the convertible debt transactions. The conversion provisions are a derivative that qualifies for an exemption from bifurcation and liability accounting as provided for in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”).

Short-Term Convertible Notes

In January 2018, we also issued a $20,000 note to our CEO, a related party, bearing interest at 6% per annum, due on demand, with no conversion provisions.

In January 2018 we issued a $50,000 Convertible Note to an accredited investor bearing interest at 12% per annum, maturing on December 31, 2018, and convertible into our common stock at a conversion price of $.15 per share.

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

In April 2018 we issued a $75,000 Convertible Note to an accredited investor bearing interest at 12% per annum, maturing on April 11, 2019, and convertible into our common stock at a conversion price equal to 42.5% of the lowest trading price for the 10 trading days prior to conversion. We paid a $2,000 legal fee for this note.

In May 2018 we issued a total of $135,000 of Convertible Notes to accredited investors convertible into our common stock at conversion prices at 55% of the lowest trading price for the 10 trading days prior to conversion, including (i) $75,000 of Convertible Notes bearing interest at 12% per annum and maturing on May 9, 2019, and (ii) a $60,000 Convertible Note bearing interest at 10% per annum and maturing on May 21, 2019. We paid a $3,000 legal fee for this note.

In June 2018 we issued a total of $200,000 of Convertible Notes to accredited investors convertible into our common stock at conversion prices at $0.16 per share and after six months, 55% of the lowest trading price for the 10 trading days prior to conversion, including: (i) $100,000 of Convertible Notes bearing interest at 10% per annum and maturing on June 25, 2019, and (ii) a $100,000 Convertible Note bearing interest at 10% per annum and maturing on June 27, 2019. We paid $10,000 legal fees for these two notes.

In June 2018 we issued a total of $176,000 of Convertible Notes to accredited investors convertible into our common stock at conversion prices at $0.10 per share, along with 480,000 warrants to purchase common stock at $0.20 per share for three years.

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

In April and May 2018 we issued a total of $53,000 in Long Term Convertible Notes as follows: Company issued a total of $53,000 in Convertible Notes sold to four accredited individual investors who purchased these notes from our 2018 private placement of $25,000 Notes bearing interest at 12% per annum and maturing two years from their purchase with the noteholders having the right to convert the notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion. Incident thereto, we also issued 53,000 warrants to purchase our common stock at $0.01 per share for three years to the purchaser of this Note and 53,000 warrants to purchase our common stock at $0.01 per share for three years to the broker-dealer placement agent of this Note.

In June 2018 we issued a $75,000 Convertible Note to an accredited investor, bearing interest at 0% per annum, maturing on June 5, 2021, and convertible into our common stock at a conversion price equal to 55% of the lowest trading prices for the 10 trading days prior to conversion.

We evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative with a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes was based on the Black Scholes Model, and is being amortized over the term of the debt. For the six months ended June 30, 2018, we recognized interest expense of $562,933 related to the amortization of the discount.

The derivative liability relating to the beneficial conversion rights was $1,843,062 at June 30, 2018 and was computed using the following variables:

Exercise price	$.15 - $.174
Expected Volatility	181%
Expected Term	6 mos.
Risk free interest rate	0.91 - 1.13%
Expected dividends	-

Other Note

From January through June 2018, we also issued $26,125 notes to our CEO, a related party, bearing interest at 6% per annum, due on demand, with no conversion provisions.

NOTE 6 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2018 there were 53,890,129 outstanding shares of common stock and no outstanding shares of preferred stock.

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

In April 2018 we issued 660,000 unregistered common shares to a holder of a Convertible Note who converted $47,248 of the Note into common stock with the conversion price based on specific provisions in the Note.

During April-May 2018 we issued a total of 779,960 unregistered common shares valued at $109,770 to three consultants for investor relations and shareholder communications services.

During April-June 2018 we issued a total of 3,861,843 unregistered common shares to three holders of Convertible Notes who converted their Notes to $256,086 of common stock, which conversion prices were based on specific provisions contained in these Notes.

During June 2018, we issued 500,000 shares of restricted common stock, valued at $80,000 to our former Chief Technology Officer.

Stock Options and Warrants

No stock options were granted by us during the six-month period ended June 30, 2018.

During the three-month period ended March 31, 2018, we granted warrants to purchase a total of 450,000 shares of our common stock, valued at $84,875 using black scholes, as follows:

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

During the three-month period ended June 30, 2018, we granted warrants to purchase a total of 686,000 shares of our common stock, valued at $82,407 using black scholes, as follows:

(i) warrants for 100,000 shares granted to a Noteholder incident to the purchase of a $75,000 Convertible Note, fully vested, and exercisable at $.135 per share anytime during a two-year term;

(ii) warrants for 480,000 shares granted to a Noteholder incident to purchase of a $176,000 Convertible Note, fully vested, and exercisable at $.20 per share anytime during a three-year term; and

(iii) warrants for 106,000 shares granted incident to the purchase of $53,000 of convertible debt in our private placement, fully vested, and exercisable at $.01 per share anytime during a three-year term, including warrants for 53,000 shares issued to the Noteholders and warrants for 53,000 shares issued to the placement agent.

	Number of Shares	Exercise Price	Weighted Average Exercise price	Average Grant Date Fair value
Balance December 31, 2016	4,206,444
Granted	2,652,097	0.15-0.40	0.40	0.39
Forfeited or cancelled	(640,722)	-
Balance December 31, 2017	6,217,819
Granted	1,136,000	0.01-0.30	0.07	0.07
Forfeited or cancelled	(102,250)	-
Balance June 30, 2018	7,251,569	0.01-1.00	0.27	0.26

NOTE 7 -- RELATED PARTY TRANSACTIONS

In January 2018, we also issued a $20,000 note to our CEO, a related party, bearing interest at 6% per annum, due on demand, with no conversion provisions.

Our Notes Payable as of June 30, 2018 include $107,536 owed to our CEO, Michael Brown, and $134,862 owed to our CFO, Garry Lowenthal, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum. Messrs. Brown and Lowenthal each have the option to convert their respective outstanding Notes any time over a four-year period into unregistered common shares at a conversion rate of $.30 per share.

In February we granted 250,000 common shares, vesting quarterly, to a new director for agreeing to serve on our Board of Directors for one year. The foregoing Note 6 further describes this transaction.

NOTE 8 -- SUBSEQUENT EVENTS

In July 2018, we issued a $103,000 convertible promissory note bearing an interest rate of 12% per annum to an accredited investor, payable on October 12, 2019 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to 58% of the average of the lowest trading price during the 10-day period ending on the latest complete trading day prior to the conversion date.

In July 2018, we issued a $275,000 convertible promissory note bearing an interest rate of 8% per annum to an accredited investor, payable on April 19, 2019 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to 50% of the lowest trading price during the 10-day period ending on the latest complete trading day prior to the conversion date.

During July-August 2018, we issued a total of 2,187,143 unregistered shares of our common stock valued at $356,518 for debt conversions from three noteholders, two consultants and one noteholder for investor relations and shareholder communications services.

Merger Agreement – On August 3, 2018 we entered into an Agreement and Plan of Merger with Continuity Logic LLC, a New Jersey limited liability company, which upon completion will result in Continuity Logic becoming a wholly owned subsidiary of the Company and the owners of Continuity Logic would own slightly less than 50% of the common stock of the Company upon completion of the merger.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of June 30, 2018, we have written license contracts with fifteen (15) customers actively using our Fision platform for their marketing and sales operations. And currently we are engaged in negotiations with or procurement of several additional material customers.

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

Strategic Marketing Change

During the years prior to 2016 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local or regional small-to-medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based marketing software were designed and developed to be readily adaptable to and scalable for any size company, however, during 2016-2017 we revised our marketing strategy and activities to target and sell our software products primarily to large global enterprise corporations having many and widespread national and international branches and operations.

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

The increased length of our sales cycle necessary to sell our products to large enterprises, however, has been considerably longer than we earlier incurred while marketing our Fision platform to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a material decline in our revenues during the past couple years. We now believe this period of declining revenues due to our change in marketing strategy has ended, and that due to the large enterprise contracts we have recently closed and those we are now in the process of procuring, our revenues will appreciate substantially during the remainder of 2018 and following years.

Recent Marketing Achievements

Our primary marketing strategy, which is focused toward large enterprise companies, has succeeded in various industries. We believe that significant recent clients acquired by us will result in substantial increases in our future recurring revenues from our cloud-based Fision software platform. Our recent large enterprise customers include:

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

Full Year 2018 Revenue Guidance

Based primarily on the recent integration and implementation of our Fision platform with the marketing/sales operations of several of our new large enterprise customers and their initial commercial use of Fision agile marketing software, we believe our revenues for the full year of 2018 will be at least 25% greater than our full year 2017 revenues.

2017 Strategic Acquisition

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

Our Employees and Properties

We currently have ten (10) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Revenue Officer, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager, and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Revenue and Marketing Models

Revenue Model -- Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new large enterprise customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream, particularly since each new contract provides considerable one-time start-up revenues derived from initial set-up and integration fees.

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

In 2017 we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations.” In 2018 we were granted another Patent No. US 9,984,094 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations”. We also have a couple additional patent claims involving our software technology which are filed and pending with the USPTO, and we expect to obtain patent grants for them.

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

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures, as the Company has already implemented the five-step process in determining revenue recognition from contracts with customers.

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. We invoice onetime startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly.

Company recognizes contract liability for its performance obligation upon receipt of a prepayment from a customer, the Company recognizes a contract liability in the amount of the prepayment for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Revenue -- Revenue was $129,339 for the quarter ended June 30, 2018 compared to revenue of $157,090 for the quarter ended June 30, 2017, which decrease in revenue of $27,751 in the 2018 second quarter was primarily due to less contract implementation fees than in the comparable 2017 second quarter.

Cost of Sales – Cost of sales for the quarter ended June 30, 2018 was $23,929 (18.5% of revenue) compared to cost of sales of $13,991 (9% of revenue) for the quarter ended June 30, 2017. This drop in margin was due primarily to increased outsourced cloud storage expenses in the 2018 second quarter.

Gross Margin – Gross margin for the quarter ended June 30, 2018 was $105,410 compared to $143,099 for the quarter ended June 30, 2017. Gross margin as a percentage of revenue was 81% for the second quarter of 2018 compared to 91% of revenue for the second quarter of 2017.

Operating Expenses – Operating expenses of $745,742 for the second quarter of 2018 were similar to those of $785,621 for the second quarter of 2017. Sales and marketing expenses for the quarter ended June 30, 2018 were $165,590 compared to $488,509 for the quarter ended June 30, 2017, which decrease of $322,919 in the second quarter of 2018 was due primarily to substantial one-time marketing support expenses incurred in the comparable 2017 quarter to implement our enhanced marketing program directed toward large enterprises. Development and support expenses for the quarter ended June 30, 2018 were $233,680 compared to $251,904 for the quarter ended June 30, 2017, which were relatively similar. General and administrative expenses for the quarter ended June 30, 2018 were $346,472 compared to $45,208 for the quarter ended June 30, 2017, which substantial increase in the 2018 second quarter was due to increased personnel, substantial issuances of stock-based compensation for consulting and professional services, and increased accounting and administrative costs to support our new marketing strategy.

Operating Loss -- Operating loss for the quarter ended June 30, 2018 was $640,332 compared to $642,522 for the quarter ended June 30, 2017, which were relatively similar.

Other Expenses – Other expenses for the second quarter ended June 30, 2018 were $656,609 (consisting of $173,035 of interest and other expenses related to accounting for our outstanding convertible notes along with a settlement of debt expense of $96,471 compared to other expenses of $(629,816) for the second quarter ended June 30, 2017 (consisting primarily of interest, debt discount and a change in derivative fair value to account for our outstanding convertible notes). The substantially higher other expenses in the 2017 second quarter were due primarily to the much greater interest and debt discount expenses incurred in the 2017 second quarter related to our convertible debt.

 Net Loss – Our net loss for the second quarter ended June 30, 2018 was $1,296,941 compared to $1,272,338 for the second quarter ended June 30, 2017, which were relatively similar.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Revenue -- Revenue was $256,219 for the six months ended June 30, 2018 compared to $285,427 for the six months ended June 30, 2017, which decrease of $29,208 in revenue for the 2018 second quarter was due primarily to less contract implementation fees than those in the comparable 2017 second quarter.

Cost of Sales -- Cost of sales for the six months ended June 30, 2018 was $45,987 (18% of revenue) compared to cost of sales of $29,380 (10% of revenue) for the six months ended June 30, 2017, which decrease in margin in the 2018 six-month period was due primarily to decreased revenue from the comparable 2017 period.

Gross Margin -- Gross margin for the six months ended June 30, 2018 was $210,232 compared to $256,047 for the six months ended June 30, 2017. Gross margin as a percentage of revenue was 82% for the 2018 six-month period compared to 90% of revenue for the 2017 six-month period.

Operating Expenses -- Operating expenses of $1,583,675 for the six months ended June 30, 2018 were relatively similar to those of $1,572,182 for the six months ended June 30, 2017. Sales and marketing expenses for the 2018 six-month period were $377,971 compared to $783,801 for the comparable 2017 six-month period, which decrease of $405,830 in the 2018 six-month period was due primarily to substantial one-time marketing support expenses incurred in the 2017 six-month period to launch and implement our enhanced marketing program directed toward large enterprise customers. Development and support expenses for the six months ended June 30, 2018 were $406,811 compared to $422,547 for the six months ended June 30, 2017, which were relatively similar. General and administrative expenses for the six months ended June 30, 2018 were $798,893 compared to $365,834 for the six months ended June 30, 2017, which substantial increase in the 2018 six-month period was due primarily to increased personnel, substantial increased issuances of stock-based compensation for consulting and professional. services, and increased accounting and administrative costs to support our revised marketing strategy.

Operating Loss -- Operating loss for the six months ended June 30, 2018 was $1,373,444 compared to $1,316,135 for the six months ended June 30, 2017, which were relatively similar.

Other Expenses -- Other expenses for the six months ended June 30, 2018 were $338,403 (consisting of $352,154 of interest and other expenses related to accounting for convertible notes along with $311,959 settlement of debt expense, offset by $329,726 for a change in fair value of derivatives) compared to other expenses of $740,739 for the six months ended June 30, 2017 (consisting of $591,766 interest and debt discount related to accounting for convertible notes, $65,604 settlement of debt expense, and $83,369 change in derivatives fair value). The substantial difference in Other Expenses for these comparable six-month periods of 2018 and 2017 were primarily due to the accounting for changes in fair value of derivatives.

Net Loss – Our net loss for the six months ended June 30, 2018 was $1,711,847 compared to a net loss of $2,056,874 for the six months ended June 30, 2017, which smaller loss in the 2018 six-month period was due primarily to accounting for changes in fair value of derivatives related to outstanding convertible debt.

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

As of June 30, 2018, we had total current liabilities of $3,638,731 including Notes Payable of $698,296 and $1,843,062 of derivative liabilities. We also had long-term liabilities of $352,148 as of June 30, 2018, which consist of Convertible Notes Payable having varying maturity dates. A summary of our current outstanding Notes Payable indebtedness including accrued interest thereon as of June 30, 2018 is set forth in Note 4 of our foregoing interim financial statements included in this quarterly report.

Currently we have approximately $99,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until September 2018. Accordingly, we need to continue raising substantial capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital and satisfy certain debt payments for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. As of June 30, 2018 we had cash and current receivables of approximately $125,000 and a working capital deficiency of $(3,347,720). Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management and from financial and other lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and sales of our common stock and convertible Notes.

Net Cash Used in Operating Activities – We used $1,088,062 of net cash in operating activities for the six months ended June 30, 2018 compared to $560,292 of net cash used in operating activities for the six months ended June 30, 2017. This decrease of $527,769 of net cash used in operating activities in the 2018 six-month period was due primarily to the increase in our derivatives, amortization of debt discount and loss on conversion of debt to the 2017 six-month period.

Net Cash Provided By (Used in) Investing Activities -- During the six months ended June 30, 2018, we used net cash in investing activities of $5,000 for an equipment purchase compared to net cash provided by investing activities of $51,500 (acquired incident to our Volerro acquisition) during the six months ended June 30, 2017.

Net Cash Provided By Financing Activities -- During the six months ended June 30, 2018 we were provided net cash by financing activities of $1,181,425 including proceeds from notes payable of $1,336,125 offset by repayments on notes payable of $149,100 and a $5,600 payment on our line of credit. In comparison, during the six months ended June 30, 2017 we were provided net cash by financing activities of $522,664 including sales of common stock of $300,000, issuance of notes payable of $299,300 offset by $76,636 used for repayments on notes payable of $285,000 and a $5,425 payment on our line of credit.

Convertible Note Financing

A substantial majority of our financing during the past eighteen months has consisted of Convertible Notes sold to various accredited investors. We raised a total of $1,020,000 from such convertible debt financing in 2017, and we raised a total of $1,111,125 from such convertible debt financing in 2018 as of the date of this quarterly report on Form 10-Q. Moreover, we anticipate raising additional substantial financing in 2018 from this source.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the six months ended June 30, 2018 we continued to incur a substantial net loss of $1,711,847 and our accumulated deficit as of June 30, 2018 is $20,233,711. And as of June 30, 2018, we have Notes Payable and related accrued interest of $2,731,089, a substantial amount of which are due in 2018. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2018, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2017.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the second quarter ended June 30, 2018 are as follows:

During April-June 2018, we issued a total of 3,861,843 unregistered common shares to three holders of Convertible Notes, who are accredited investors and converted their Notes in the amount of $255,791 into common stock, with the conversion prices based on specific provisions contained in the Notes.

During April-May 2018 we issued a total of 717,460 unregistered common shares valued at $134,000 to three consultants who are accredited investors for investor relations and shareholder communications services.

During the three months ended June 30, 2018 we granted warrants to purchase a total of 686,000 unregistered common shares, valued at $84,473 using black scholes, as follows:

(i) warrants for 100,000 shares granted to an accredited investor Noteholder incident to the purchase of a $75,000 Convertible Note, fully vested, and exercisable at $.135 per share anytime during a two-year term;

(ii) warrants for 480,000 shares granted to an accredited investor Noteholder incident to purchase of a $176,000 Convertible Note, fully vested, and exercisable at $.20 per share anytime during a three-year term; and

(iii) warrants for 106,000 shares granted to an accredited investor Noteholder and a placement agent incident to the purchase of $53,000 of convertible debt in our private placement, fully vested, and exercisable at $.01 per share anytime during a three-year term, and which included warrants for 53,000 shares issued to the Noteholder and warrants for 53,000 shares issued to the placement agent.

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

FISION Corporation

By:	/s/ Michael Brown	August 17, 2018
Michael Brown,
Chief Executive Officer

And:	/s/ Garry Lowenthal	August 17, 2018
Garry Lowenthal,
Chief Financial Officer

