Form 10-Q
period 2018-09-30
FISION Corp
filed 2018-11-16
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 58,061,453 shares of common stock are outstanding as of November 14, 2018.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

Significant Merger Development

On August 3, 2018 we entered into a definitive agreement to effect a merger between our company and Continuity Logic, LLC., a New Jersey limited liability company (the “Merger”). Under the terms of the Merger, Fision will acquire Continuity Logic which will then become a wholly owned subsidiary of Fision. The closing of the Merger will occur as soon as practicable after satisfaction or waiver of all conditions contained in the merger agreement. All of the conditions to close the merger have not yet been satisfied as of our filing of this quarterly report. Since the terms of the Merger provided that either Fision or Continuity Logic may terminate the Merger if not completed by September 30, 2018, either party now has the right to terminate the Merger.

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

Continuity Logic is headquartered in Tampa, Florida, and has developed and markets a comprehensive business continuity management (BCM) software platform. This cloud-based software platform automates many enterprise risk management and other key operational management tasks, and can be readily customized to suit any type or size of client or customer. During calendar year 2017, Continuity Logic realized revenues in excess of $2 million. As of the date of this filing, the merger transaction has not been completed.

FISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$219,377	$10,773
Accounts receivable, net	28,982	39,764
Notes Receivable	295,664	-
Deferred customer costs associated with contract liabilities	-	11,924
Work In Process	8,400	8,400
Prepaid Expenses	80,153	201,092
Total Current Assets	632,576	271,953

Property and equipment, net	$7,379	$4,719

Other Assets:
Goodwill	132,000	132,000
Intellectual property/software code, net of accumulated amortization	91,737	62,384
Deposits	8,053	8,053
Total Assets	$871,745	$479,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses	$845,914	$770,598
Contract liability	-	10,424
Customer advances	232,525	249,269
Derivative liability	2,572,376	1,243,788
Note payable and accrued interest - related party	223,364	270,639
Convertible notes payable, net of debt discount of $1,559,774 and $753,437 respectively	475,965	329,401
Total Current Liabilities	4,350,144	2,874,119

Long-Term Liabilities:
Long-Term Convertible Notes Payable, net of debt discount of $544,871 and $0 respectively	501,129	300,000
Total Long-Term Liabilities	501,129	300,000

Total Liabilities	4,851,273	3,174,119

Contingencies and Commitments

Stockholders' Equity:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 57,661,453 and 45,935,369 shares issued and outstanding, respectively	5,766	4,594
Additional paid in capital	17,156,698	15,822,261
Accumulated deficit	(21,141,992)	(18,521,865)
Total Stockholders' Equity	(3,979,528)	(2,695,010)
Total Liabilities and Stockholders' Equity	$871,745	$479,109

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$134,818	$124,553	$391,037	$409,980

COST OF SALES	17,117	23,632	63,104	53,012

GROSS MARGIN	$117,701	$100,921	$327,933	$356,968

OPERATING EXPENSES
Sales and Marketing	158,193	513,121	536,164	1,296,921
Development and Support	124,550	340,620	531,359	763,168
General and Administrative	409,700	652,152	1,208,593	1,027,626

TOTAL OPERATING EXPENSES	$692,443	$1,505,893	$2,276,116	$3,087,715

OPERATING LOSS	$(574,742)	$(1,404,972)	$(1,948,183)	$(2,730,747)

OTHER INCOME / (EXPENSES)
Interest expense and amortization of debt discount	(210,294)	(316,793)	(562,448)	(898,735)
Amortization expense	(263,601)	0	(826,534)	0
OID and other expenses	(53,836)	0	(118,836)	0
Change in fair value of derivatives	739,449	141,216	1,069,175	57,847
Loss on settlement of debt, net	(545,259)	(56,066)	(233,301)	(121,854)
TOTAL OTHER INCOME / (EXPENSES)	$(333,541)	$(231,643)	$(671,944)	$(962,742)

NET LOSS	$(908,283)	$(1,636,615)	$(2,620,127)	$(3,693,489)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	56,031,314	43,026,419	51,691,263	41,243,255

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(2,620,127)	$(3,693,489)
Net cash used in operating activities:
Common stock issued for services	438,770	1,518,443
Depreciation and Amortization	16,711	14,715
Stock warrants/Stock Options issued for services	250,329	206,360
Change in Derivative Liabilities	(1,069,175)	(57,847)
Loss on Settlement of Debt	233,301	121,854
Amortization of BCF Discount	812,164	58,195
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	10,782	(10,987)
Customer Contracts – Contract Liability	11,924	(23,847)
Prepaid expenses	120,939	377,134
Increase (decrease) in:
Accounts payable & accrued expenses	(13,838)	824,183
Net Cash Used in Operating Activities	(1,808,220)	(665,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(5,000)	-
Cash acquired in acquisition	-	51,500
Net Cash (Used In) Provided By Investing Activities	(5,000)	51,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(385,513)	(104,667)
Proceeds from note payable	2,422,325	410,000
Proceeds from related party notes	26,125	14,300
Repayments of related party notes	(32,013)	0
Repayments on line of credit	(9,100)	(7,525)
Proceeds from issuance of common stock	-	300,000
Net Cash Provided by Financing Activities	2,021,824	612,108

Net Increase (Decrease) in Cash	208,604	(1,678)

Cash at Beginning of Period	10,773	8,172
Cash at End of Period	$219,377	$6,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	$-
Cash paid during period:
Interest	$75,860	$30,537
Noncash operating and financing activities:
Common Stock Issued for Services	$438,770	$1,518,443
Stock warrants/Stock Options issued for services	$250,329	$206,360
Conversion of debt and accrued interest to common stock	$614,710	$541,685
Acquisition of Volerro	$31,800	$252,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures which are included in annual financial statements have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim financial statements are adequate to make the information not misleading.

Although these interim financial statements for the three and nine month periods ended September 30, 2018 and 2017 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for this 2018 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future period.

These interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K filed with the SEC on April 2, 2018.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended September 30, 2018, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the nine months ended September 30, 2018, three customers each exceeded 10% of our revenues, including one for 18% of revenues, one for 16% of revenues, and one for 13% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has already implemented the five-step process in determining revenue recognition from contracts with customers, in accordance with ASC 606.

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. We invoice one-time startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services as one performance obligation and recorded as revenue when completed. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly as another performance obligation and recorded as revenue over time.

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

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive. For the period ending September 30, 2018 and December 31, 2017, there were 9,914,069 and 9,988,069 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

Stock-Based Compensation

We record stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black-Scholes model to measure the fair value of options and warrants.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Other recent accounting pronouncements issued by the FASB, the AICPA (“American Institute of Certified Public Accountants”), and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

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

At September 30, 2018 we had a working capital deficiency of approximately $3.7 million and an accumulated deficit of approximately $21.1 million. These conditions raise substantial doubt about our ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2018:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$2,572,376

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2018	Convertible Notes	Change in fair Value	Conversions	Fair Value Sept. 30, 2018

Derivative liability	$1,243,788	$3,572,514	$(1,069,175)	$(1,174,751)	$2,572,376

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.01 - $.152
Expected Volatility	90%
Expected Term	6 mos.
Risk free interest rate	0.91 – 2.59%
Expected dividends	-

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

NOTE 4 -- NOTES PAYABLE

At September 30, 2018 we were indebted under various Notes Payable in the total amount of $3,642,175 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of September 30, 2018:

Summary Description	Amount*
Decathlon LLC - Senior Secured Note, due 9/30/18, interest at 15%	$115,891
Finquest Capital Inc.- Secured Note, due 4/15/18, interest at 15%	65,130
Brajoscal, LLC - Secured Note, due 12/31/18 interest at 15%	40,938
Nottingham Securities Inc., monthly settlement payments	67,742
Greentree Financial Group, Inc., due 4/24/19 – 5/14/19, interest at 8%	308,252
L&H, Inc., due 5/14/19 – 6/26/19, interest at 8%	75,298
Crossover Capital Fund II LLC, due 11/12/18, interest at 12%	105,972
Power Up Lending Group, due 10/12/19 – 10/20/19, interest at 12%	173,071
Ignition Capital LLC, due 11/30/18, interest at 6%	103,833
2 PLUS 2, LLC, due 4/29/19, interest at 8%	25,333
JSJ Investments, Inc., due 4/11/19, interest at 12%	79,290
Crown Bridge Partners, due 5/21/19 – 9/28/19, interest at 10%	122,000
Peak One Opportunity Fund, due 6/5/21, no interest	75,000
LG Capital LLC, due 6/25/19 – 9/12/19, interest at 10%	202,938
Adair Bays LLC, due 6/25/19 – 9/21/19, interest at 10%	202,747
Intellicash GA, LLC, due 11/16/18, interest at 18%	55,647
The Thomas Group, due 5/14/18, interest at 8%	80,800
Notes payable to individual investors, due 12/31/18, interest at 6%	22,172
Note payable to individual investor, monthly settlement payments	43,000
Notes payable to individual investors, due 12/13/18, interest at 12%	291,163
Notes payable to individual investors, due October 2019, interest at 12%	330,875
Note payable to individual investor, due 3/9/19, interest at 12%	78,750
Notes payable to individual investors, due 5/25/19 – 6/21/19, no interest	176,000
Note payable to individual investor, due 1/5/20, interest at 12%	51,500
Notes payable to individual investors, due 3/9/20 – 5/1/20, interest at 12%	159,534
Note payable to individual investors, due 9/20/20, interest at 6%	365,935
Notes payable to two principal officers, due on demand, interest at 6%	223,364
Total	$3,642,175

_____________

* Includes accrued interest

NOTE 5 -- CONVERTIBLE NOTES

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

During the first nine months of 2018, the Company issued convertible notes in the total amount of $2,518,500 (excluding $119,500 of Original Issue Discounts and $65,900 legal fees and broker-dealer commissions) including $1,592,625 of short-term debt and $872,000 of long-term debt as follows:

Short-Term Convertible Notes

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

In July 2018 we issued a total of $275,000 of Convertible Notes to three accredited investors convertible into our common stock at conversion prices at 50% of the lowest trading prices for the 10 trading days prior to conversion, bearing interest at 8% per annum and maturing on April 19, 2019. No legal or due diligence fees were paid on these notes.

In August 2018 we issued a total of $160,000 of Convertible Notes to two accredited investors convertible into our common stock at conversion prices at 50% of the lowest trading prices for the 10 trading days prior to conversion, bearing interest at 8% per annum and maturing on May 14, 2019. No legal or due diligence fees were paid on these notes.

In September 2018 we issued a total of $25,000 of Convertible Notes to an accredited investor convertible into our common stock at conversion prices at 50% of the lowest trading prices for the 10 trading days prior to conversion, bearing interest at 8% per annum and maturing on June 23, 2019. No legal or due diligence fees were paid on these notes.

In September 2018 we issued a total of $60,000 of Convertible Notes to an accredited investor convertible into our common stock at conversion prices at 55% of the lowest trading price for the 10 trading days prior to conversion. We paid a $2,000 legal fee for this note.

In September 2018 we issued a total of $200,000 of Convertible Notes to accredited investors convertible into our common stock at conversion prices at $0.16 per share and after six months, 55% of the lowest trading price for the 10 trading days prior to conversion, including: (i) $100,000 of Convertible Notes bearing interest at 10% per annum and maturing on September 12, 2019, and (ii) a $100,000 Convertible Note bearing interest at 10% per annum and maturing on September 21, 2019. We paid $10,000 legal and due diligence fees for these two notes.

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

In July 2018, we issued a $103,000 convertible promissory note bearing an interest rate of 12% per annum to an accredited investor, payable on October 12, 2019 plus accrued interest, and convertible into our common stock at a conversion price equal to 42% of the lowest trading price during the 10-day trading period prior to conversion. We paid a $3,000 legal and due diligence fee for this note.

In September 2018 we issued a total of $365,000 Convertible Notes to seven accredited investors, bearing interest at 6% per annum, maturing on September 20, 2020, and convertible into our common stock at a conversion price equal to $0.20 per share. We paid no legal fee for these notes.

In September 2018 we issued a $68,000 Convertible Note to an accredited investor bearing interest at 12% per annum, maturing on December 20, 2019, and convertible into our common stock at a conversion price equal to 42% of the lowest trading price for the 10 trading days prior to conversion. We paid a $3,000 legal and due diligence fee for this note.

We evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes resulted in a derivative with a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes was based on the Black-Scholes Model, and is being amortized over the term of the debt. For the nine months ended September 30, 2018, we recognized interest expense of $826,534 related to the amortization of the debt discount.

The derivative liability relating to the beneficial conversion rights was $2,572,376 at September 30, 2018 and was computed using the following variables:

Exercise price	$.01 - $.152
Expected Volatility	90%
Expected Term	6 mos.
Risk free interest rate	0.91 – 2.59%
Expected dividends	-

Short-Term Non-Convertible Note

From January through September 2018, we issued a $26,125 notes to our CEO, a related party, bearing interest at 6% per annum, due on demand.

NOTE 6 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At September 30, 2018 there were 57,661,453 outstanding shares of common stock and no outstanding shares of preferred stock.

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

During July-August, 2018, we issued 712,500 shares of restricted common stock valued at $102,500 to two consultants and a Noteholder for investor relations and shareholder communications services.

During July-September 2018, we issued a total of 2,765,491 unregistered shares of our common stock valued at $228,191 for debt conversions from four noteholders, which conversion prices were based on specific provisions contained in their convertible Notes

During September 2018, we issued 93,333 shares of unregistered common stock valued at $14,000 to an accredited investor for exercise of a warrant with a cashless exercise provision.

During September 2018 we issued 200,000 shares of unregistered common stock valued at $31,800 to Volerro Corporation as bonus shares pursuant to terms of the 2017 acquisition agreement.

 Stock Options and Warrants

No stock options were granted by us during the nine-month period ended September 30, 2018.

During the three-month period ended March 31, 2018, we granted warrants to purchase a total of 450,000 shares of our common stock, valued at $84,875 using Black-Scholes, as follows:

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

During the three-month period ended June 30, 2018, we granted warrants to purchase a total of 686,000 shares of our common stock, valued at $82,407 using Black-Scholes, as follows:

(i) warrants for 100,000 shares granted to a Noteholder incident to the purchase of a $75,000 Convertible Note, fully vested, and exercisable at $.135 per share anytime during a two-year term;

(ii) warrants for 480,000 shares granted to a Noteholder incident to purchase of a $176,000 Convertible Note, fully vested, and exercisable at $.20 per share anytime during a three-year term; and

(iii) warrants for 106,000 shares granted incident to the purchase of $53,000 of convertible debt in our private placement, fully vested, and exercisable at $.01 per share anytime during a three-year term, including warrants for 53,000 shares issued to the Noteholders and warrants for 53,000 shares issued to the placement agent

During the three-month period ended September 30, 2018, we granted warrants to purchase a total of 540,000 shares of our common stock, valued at $33,656 using Black-Scholes , as follows:

(i) warrants for 100,000 shares granted to two Noteholders incident to their purchase of $100,000 Convertible Notes, fully vested, and exercisable at $.01 per share anytime during a two-year term;

(ii) warrants for 50,000 shares vested to two consultants incident to a Consulting Agreement, vesting at 25,000 warrants each, per year, vested during the period, with a strike price of $0.25 per share, exercisable over a two year term; and

(iii) warrants for 390,000 shares granted to Noteholders incident to their purchase of $390,000 Convertible Notes, fully vested, and exercisable at $.01 per share anytime during a two-year term.

	Number of Shares	Exercise Price	Weighted Average Exercise price	Average Grant Date Fair value
Balance December 31, 2016	4,206,444
Granted	2,652,097	0.15-0.40	0.40	0.39
Forfeited or cancelled	(640,722)	-
Balance December 31, 2017	6,217,819
Granted	1,626,000	0.01-0.30	0.07	0.07
Forfeited or cancelled	(102,250)	-
Balance September 30, 2018	7,741,569	0.01-1.00	0.28	0.27

NOTE 7 -- RELATED PARTY TRANSACTIONS

From January through September 2018, we issued $26,125 notes to our CEO, a related party, bearing interest at 6% per annum, due on demand, with no conversion provision.

Our Notes Payable as of September 30, 2018 include $89,521 owed to our CEO, Michael Brown, and $133,843 owed to our CFO, Garry Lowenthal, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum. Messrs. Brown and Lowenthal each have the option to convert their respective outstanding Notes any time over a four-year period into unregistered common shares at a conversion rate of $.30 per share.

In February 2018 we granted 250,000 common shares, vesting quarterly, to a new director for agreeing to serve on our Board of Directors for one year. The foregoing Note 6 further describes this transaction.

NOTE 8 -- SUBSEQUENT EVENTS

In October 2018, the company issued a $53,000 convertible promissory note bearing an interest rate of 12% per annum to an accredited investor, payable on January 10, 2020 plus accrued interest. The noteholder has the right to convert the note into common stock of the Company at a conversion price equal to 58% of the average of the lowest trading price during the 10-day period ending on the latest complete trading day prior to the conversion date.

In October 2018, the company issued a $108,000 convertible promissory note bearing an interest rate of 8% per annum to two accredited investors, payable on July 5, 2019 plus accrued interest. The noteholders have the right to convert the note into common stock of the Company at a conversion price equal to 50% of the lowest trading price during the 10-day period ending on the latest complete trading day prior to the conversion date.

In October 2018, the company issued an $82,500 promissory note bearing an interest rate of 8% per year to an accredited investor, payable on November 26, 2018 with no conversion rights.

In October 2018 we issued a total of $50,000 Convertible Note to an accredited investor, bearing interest at 6% per annum, maturing on September 20, 2020, and convertible into our common stock at a conversion price equal to $0.20 per share. We paid no legal fee for these notes. We also issued warrants for 50,000 shares granted to this Noteholder incident to their purchase of $50,000 Convertible Note, fully vested, and exercisable at $.01 per share anytime during a two-year term.

In October 2018 we issued a total of $50,000 Convertible Note to an accredited investor, bearing interest at 6% per annum, maturing on September 20, 2020, and convertible into our common stock at a conversion price equal to $0.15 per share. We paid no legal fee for these notes.

In October 2018, we issued a total of 400,000 unregistered shares of our common stock valued at $62,000 to two consultants and a noteholder for investor relations and shareholder communications services.

In November 2018, we issued 2,250,000 unregistered shares in a private placement with five accredited investors for proceeds of $450,000 ($.20 per share), which proceeds were used for working capital purposes and certain debt retirement, along with 225,000 unregistered advisory shares. The Company also granted these five accredited investors a vested three-year warrant to purchase 4,500,000 common shares at $.20 per share along with the rights to purchase an additional 2,250,000 shares for an additional $450,000 ($.20 per share), which proceeds will be used for working capital purposes and certain debt retirement.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of September 30, 2018, we have written license contracts with fourteen (14) customers actively using our Fision platform for their marketing and sales operations. And currently we are engaged in negotiations with or procurement of several additional material customers.

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

Strategic Marketing Change

During the years prior to 2017 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local or regional small-to-medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based marketing software were designed and developed to be readily adaptable to and scalable for any size company, however, during 2016-2017 we revised our marketing strategy and activities to target and sell our software products primarily to large global enterprise corporations having many and widespread national and international branches and operations.

We believe that our enhanced marketing focus toward large enterprises has been effective, since during the past couple years we have closed and implemented material contracts with, and are receiving recurring revenues from, several large enterprise companies. Moreover, we currently are in the process of procuring material key contracts with certain additional large enterprise companies.

The increased length of our sales cycle necessary to sell our products to large enterprises, however, has been considerably longer than we earlier incurred while marketing our Fision platform to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a material decline in our revenues during the past couple years. We now believe this period of declining revenues due to our change in marketing strategy has ended, and that due to the large enterprise contracts we have recently closed and those we are now in the process of procuring, our revenues will appreciate substantially during 2019 and following years.

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

Full Year 2018 Revenue Guidance

Based primarily on the recent integration and implementation of our Fision platform with the marketing/sales operations of several of our new large enterprise customers and their initial commercial use of Fision agile marketing software, we believe our revenues for the full year of 2018 will be at least as much as our full year 2017 revenues.

2017 Strategic Acquisition

In May 2017 we acquired substantially all the assets of Volerro Corporation (“Volerro”), a Minneapolis-based company, including its unique cloud-based proprietary software and development technology and its customer base. Volerro has developed and marketed “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients. We acquired these Volerro assets in consideration for 600,000 shares of our unregistered common stock issued to Volerro.

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

The Company recognizes a contract liability for its performance obligation upon receipt of a prepayment from a customer, which contract liability is for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenue -- Revenue was $134,818 for the quarter ended September 30, 2018 compared to revenue of $124,553 for the quarter ended September 30, 2017, which revenues for these two quarterly periods were basically the same.

Cost of Sales – Cost of sales for the quarter ended September 30, 2018 was $17,117 (13% of revenue) compared to cost of sales of $23,632 (19% of revenue) for the quarter ended September 30, 2017, which lower cost of sales percentage for the 2018 third quarter was due to more efficient use of our new cloud service provider.

Gross Margin – Gross margin for the quarter ended September 30, 2018 was $117,701 compared to $100,921 for the quarter ended September 30, 2017. Gross margin as a percentage of revenue was 87% for the third quarter of 2018 compared to 81% of revenue for the third quarter of 2017.

Operating Expenses – Operating expenses for the third quarter of 2018 were $692,443 compared to $1,505,893 for the third quarter of 2017. Sales and marketing expenses for the quarter ended September 30, 2018 were $158,193 compared to $513,121 for the quarter ended September 30, 2017, which decrease of $354,928 for the third quarter of 2018 was due primarily to substantial one-time marketing support expenses incurred in 2017 related to our enhanced marketing program directed toward large enterprise customers. Development and support expenses for the quarter ended September 30, 2018 were $124,550 compared to $340,620 for the quarter ended September 30, 2017, which decrease of $216,070 for the 2018 third quarter was due primarily to development of our Fision software platform being finished by early 2018. General and administrative expenses for the quarter ended September 30, 2018 were $409,700 compared to $652,152 for the quarter ended September 30, 2017, which decrease of $242,452 for the 2018 third quarter was due primarily to substantial issuances of stock-based compensation payments incurred in the 2017 third quarter for consulting and professional services to support our new marketing strategy.

Operating Loss -- Operating loss for the quarter ended September 30, 2018 was $574,742 compared to $1,404,972 for the quarter ended September 30, 2017, which substantial decrease was due to the reasons described in the foregoing paragraph.

Other Income/( Expenses) – Other income/(expenses) for the quarter ended September 30, 2018 were a negative amount of $(333,541) compared to $(231,643) for the quarter ended September 30, 2017, which large decrease for the 2018 third quarter was due primarily to the accounting treatment of our derivative debt for these three quarters. Other income/expenses for the 2018 third quarter consisted of interest, debt discount amortization and other debt-related expenses of ($527,731), offset by a positive change of $739,449 in the fair value of derivatives related to our outstanding convertible debt, a $545,259 loss on settlement of debt and $664 of non-operating income. In comparison, other income/expenses for the 2017 third quarter consisted of interest, debt discount amortization and other debt-related expenses of $316,793 and settlement of debt expenses of $56,066, offset by a positive change of $141,216 in the fair value of derivatives related to our outstanding convertible debt.

Net Loss – Our net loss for the third quarter ended September 30, 2018 was $908,283 compared to $1,636,615 for the third quarter ended September 30, 2017, which large decrease for the 2018 third quarter was due to the foregoing reasons.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Revenue -- Revenue was $391,037 for the nine months ended September 30, 2018 compared to $409,980 for the nine months ended September 30, 2017, which revenues for these two nine-month periods were basically the same.

Cost of Sales -- Cost of sales for the nine months ended September 30, 2018 was $63,104 (16% of revenue) compared to cost of sales of $53,012 (13% of revenue) for the nine months ended September 30, 2017, which small increase in the percentage of cost of sales in the 2018 nine-month period was due primarily to decreased revenues.

Gross Margin -- Gross margin for the nine months ended September 30, 2018 was $327,933 compared to $356,968 for the nine months ended September 30, 2017. Gross margin as a percentage of revenue was 84% for the 2018 nine-month period compared to 87% of revenue for the 2017 nine-month period.

Operating Expenses -- Operating expenses for the nine-month period ended September 30, 2018 were $2,276,116 compared to $3,087,715 for the nine-month period ended September 30, 2017, which the decrease of $811,599 for the 2018 nine-month period was due primarily to substantial one-time marketing support expenses incurred in 2017 related to our enhanced marketing program directed to large enterprises. Sales and marketing expenses for the nine-month period ended September 30, 2018 were $536,164 compared to $1,296,921 for the nine-month period ended September 30, 2017, which large decrease of $760,757 for the 2018 nine-month period was due primarily to the one-time marketing support expenses incurred in 2017. Development and support expenses for the nine-month period ended September 30, 2018 were $531,359 compared to $763,168 for the nine-month period ended September 30, 2017, which decrease of $231,809 for the 2018 nine-month period was due primarily to development of our software platform being essentially completed by early 2018. General and administrative expenses for the nine-month period ended September 30, 2018 were $1,208,593 compared to $1,027,626 for the nine-month period ended September 30, 2017, which increase of $180,967 for the 2018 nine-month period was due primarily to certain one-time stock-based consulting and advisory expenses incurred in early 2017.

Operating Loss -- Operating loss for the nine months ended September 30, 2018 was $1,948,183 compared to $2,730,747 for the nine months ended September 30, 2017, which decrease for the 2018 nine-month period was due to the reasons described in the foregoing paragraph.

Other Income/(Expenses) -- Other income/(expenses) for the nine-month period ended September 30, 2018 were $(671,944) compared to $(962,742) for the nine-month period ended September 30, 2017, which large decrease for the 2018 nine-month period was due primarily to the accounting treatment for amortization and changes in fair value of our derivative convertible debt. Other income/expenses for the 2018 nine-month period consisted of interest, debt discount amortization and other debt-related expenses of $1,507,818, offset by a positive change in the value of derivatives of $1,069,175, a loss on settlement of debt of $233,301 and $646 in non-operating income. In comparison, other income/expenses for the 2017 nine-month period consisted of interest, debt discount amortization and other debt-related expenses of $898,920 and settlement of debt expense of $121,854, offset by a positive change in the value of derivatives of $57,847 and $185 in non-operating income.

Net Loss – Our net loss for the nine months ended September 30, 2018 was $2,620,127 compared to a net loss of $3,693,489 for the nine months ended September 30, 2017, which smaller loss in the 2018 nine-month period was due to the foregoing reasons.

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

As of September 30, 2018, we had total current liabilities of $4,350,144 including Notes Payable of $475,965 and $2,572,376 of derivative liabilities. We also had long-term liabilities of $501,129 as of September 30, 2018, which consist of Convertible Notes Payable having varying maturity dates. A summary of our current outstanding Notes Payable indebtedness including accrued interest thereon as of September 30, 2018 is set forth in Note 4 of our foregoing interim financial statements included in this quarterly report.

Currently we have approximately $220,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last until December 2018. Accordingly, we need to continue raising substantial capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require approximately $2,500,000 in additional financing to fund our operational working capital and satisfy certain debt payments for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. As of September 30, 2018 we had cash and current receivables of $248,359 plus notes receivable of $295,664, and a working capital deficiency of $(3,717,568). Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Used in Operating Activities – We used $1,808,220 of net cash in operating activities for the nine months ended September 30, 2018 compared to $605,586 of net cash used in operating activities for the nine months ended September 30, 2017. This increase of $1,202,634 of net cash used in operating activities in the 2018 nine-month period was due primarily to the accounting treatment of our substantially increased convertible debt for changes in derivative liability, debt discount amortization and other debt-related expenses.

 Net Cash Provided By (Used in) Investing Activities -- During the nine months ended September 30, 2018, we used net cash in investing activities of $5,000 for an equipment purchase compared to net cash provided by investing activities of $51,500 (acquired incident to our Volerro acquisition) during the nine months ended September 30, 2017.

Net Cash Provided By Financing Activities -- During the nine months ended September 30, 2018 we were provided net cash by financing activities of $2,021,824 including proceeds from notes payable of $2,422,325 offset by repayments on notes payable of $417,526 and a $9,100 payment on our line of credit. In comparison, during the nine months ended September 30, 2017 we were provided net cash by financing activities of $612,108 including sales of common stock of $300,000, issuance of notes payable of $424,300 offset by $164,367 for repayments on notes payable of and a $7,525 payment on our line of credit.

Convertible Note Financing

A substantial majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $1,020,000 from such convertible debt financing in 2017, and we raised a total of $2,518,500 from such convertible debt financing in 2018 as of the date of this quarterly report on Form 10-Q. Moreover, we anticipate raising additional substantial future financing from this source.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the nine months ended September 30, 2018 we continued to incur a substantial net loss of $2,620,127 and our accumulated deficit as of September 30, 2018 is $21,141,992. In addition, as of September 30, 2018, we have Notes Payable and related accrued interest of $3,642,175, a material amount of which are overdue or soon due. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2018, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2017.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the third quarter ended September 30, 2018 are as follows:

During July-August, 2018, we issued 712,500 unregistered common shares valued at $102,500 to two consultants and a Noteholder for investor relations and shareholder communications services.

During July-September 2018, we issued a total of 32,765,491 unregistered common shares valued at $228,191 for debt conversions and related interest from four Noteholders, which conversion prices were based on specific provisions contained in the Convertible Notes.

During September 2018 we issued 93,333 unregistered common shares valued at $14,000 to an accredited investor incident to a cashless exercise of an outstanding warrant.

During September 2018 we issued 200,000 unregistered common shares valued at $31,800 to Volerro Corporation as bonus shares earned pursuant to the terms of the 2017 acquisition agreement.

During the three months ended September 30, 2018 we granted warrants to purchase a total of 540,000 unregistered common shares, valued at $33,656 using Black-Scholes, as follows:

(i) warrants for 100,000 shares granted to two Noteholders incident to their purchase of $100,000 Convertible Notes, fully vested and exercisable at $.01 per share anytime during a two-year term;

(ii) warrants for 50,000 shares vested to two consultants incident to a Consulting Agreement, vesting at 25,000 warrants each, per year, vested during the period, with a strike price of $0.25 per share, exercisable over a two year term; and

(iii) warrants for 390,000 shares granted to accredited investor Noteholders incident to their purchase of $390,000 Convertible Notes, fully vested, and exercisable at $.01 per share anytime during a two-year term.

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

FISION Corporation

By:	/s/ Michael Brown	November 16, 2018
Michael Brown,
Chief Executive Officer

And:	/s/ Garry Lowenthal	November 16, 2018
Garry Lowenthal,
Chief Financial Officer

