Form 10-K
period 2018-12-31
FISION Corp
filed 2019-04-05
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $6.3 Million on June 30, 2018.

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 108,363,863 shares of common stock are outstanding as of April 4, 2019.

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

PART I

ITEM 1 BUSINESS

Background

FISION Corporation (the “Company”) was incorporated in Delaware in 2010 under a former name, and conducted no active business operations until December 2015 when the Company merged with Fision Holdings, Inc., an operating Minnesota corporation based in Minneapolis (“the Merger”). As a result of the Merger, Fision Holdings, Inc. became our wholly-owned subsidiary, and control of the Company was acquired by the pre-merger shareholders of Fision Holdings, Inc.

In May 2017, we acquired substantially all the assets of Volerro Corporation, a Delaware corporation based in Minneapolis and engaged in the development and marketing of proprietary cloud-based “content collaboration” software services.

When used in this report, the terms “the Company,” “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and our wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including our Volerro software services).

In connection with the 2015 Merger, we issued an aggregate of 28,845,090 shares of our common stock to the former shareholders of Minnesota Fision, and also issued derivative securities to holders of Minnesota Fision options and warrants to purchase an aggregate of 3,868,575 additional shares of our common stock. As a result of this Merger, our pre-merger shareholders plus holders of our pre-merger derivative securities held less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved common stock for all derivative securities.

Effective upon closing the 2015 Merger, the former sole officer and sole director of our parent Delaware corporation resigned from all management positions, and the following persons were appointed to serve as our management following the Merger:

Name	Position

Michael Brown	Chief Executive Officer (CEO), Board Chairman and Director

Garry Lowenthal	Executive Vice President, Chief Financial Officer (CFO) and Director

The Merger was accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota Fision subsidiary was the acquirer and the Delaware parent was the acquired company. Consequently, the assets and liabilities and operations reflected in our historical financial statements prior to the Merger are those of Minnesota Fision and are recorded at their historical cost basis; and our consolidated financial statements after the Merger include assets and liabilities of both the Delaware and Minnesota corporations as well as the post-merger combined historical operations of both corporations. The tax treatment of the Merger constituted a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

Effective February 28, 2019, Garry Lowenthal will no longer be the Chief Financial Officer (CFO) of FISION Corporation, and will transition into a non-officer role within the company and will also step down from the Board of Directors of FISION Corporation. Effective March 1, 2019, board appointed Daniel Dorsey, age 42, as Chief Financial Officer and as a director of FISION to serve on its Board of Directors until the next regular meeting of shareholders or until his successor is elected.

Termination of Continuity Logic Merger

In August 3, 2018 the Company entered into an Agreement and Plan of Merger with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger resulting in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. This merger agreement was restated and amended on December 21, 2018. A key provision of this amended Continuity Logic Merger provided that the parties thereto and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and that the merger be completed by December 31, 2018. The Company and Continuity Logic conducted extensive due diligence regarding this merger during the last few months of 2018, but were unable to raise or receive future commitments from investors to provide sufficient capital to adequately support the anticipated post-merger combined business operations of the Company and Continuity Logic. Accordingly, on February 4, 2019 Continuity Logic terminated this merger as it was  not consummated by December 31, 2018 as well as insufficient working capital being available for post-merger business operations. The Company no longer has any relationship or involvement with the business or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $817,673 is still outstanding as of March 31, 2019. These loans mature on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger does not change or effect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company.

Business of Company

We are an Internet platform technology company providing proprietary cloud-based software solutions to automate the marketing functions and activities of our customers. Our business is conducted through our Minnesota Fision subsidiary based in Minneapolis, which since 2011 has created and marketed proprietary software solutions to support marketing and sales enablement activities of both private businesses and public entities. We have developed and successfully commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales of a business enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a future leader in the agile marketing and sales enablement segment of the rapidly-growing software-as-a-service (SaaS) industry. Our primary mission is to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives.

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

We derive our revenues primarily from recurring payments from customers having software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. We currently have licensing contracts with fourteen (14) customers using our Fision platform for their marketing and sales activities. And we are currently engaged in various stages of negotiation with or procurement of several additional material customers. The majority of our revenues are recurring, due to the nature of our contracts.

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

The Fision Platform - Our Fision marketing software centrally collects, stores, prioritizes, organizes, streamlines, integrates and distributes the numerous digital marketing assets of our customers including videos, images, logos and other brand materials, presentations, social media content and any other material marketing assets. Using Fision’s automated software technology, these digital assets then become readily and immediately available for user access as determined by each of our customers. Our Fision platform is designed to provide any corporate marketing department with the ability to instantly and seamlessly update its sales force or other users with the latest digital marketing content and materials, while providing them with a simple, intuitive software interface to quickly find what they need on any digital device, anytime and anywhere. In particular, large enterprise customers with extensive global sales branches and networks have the ability to quickly and efficiently create and deliver customized sales campaigns or presentations to selectively targeted consumer audiences while conveying a positive, personalized and consistent brand experience. We believe that the use of our software marketing solutions by our customers results in a substantial increase in their return on investment (ROI) and their profitability.

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

Significant Marketing Developments

For the past couple years, our primary marketing strategy has been directed toward and focused on large enterprise companies with many widespread operations and personnel. We have succeeded in closing key licensing contracts with large enterprise customers in various industries, including the following:

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

Our Industry

We are positioned in the marketing/sales segment of the broad software-as-a-service (SaaS) industry, which segment we believe from available industry data now represents annual revenues of at least $20 Billion. Corporate spending on software applications and other intellectual technology (IT) has been growing at a rapid pace for many years in order to capitalize on the benefits of digital information technology. Moreover, a large amount of that spending now is being directed to support and enhance corporate marketing and sales efforts and activities. For many corporations, marketing software technologies have evolved to become a fundamental component of IT purchasing.

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

Employees

We currently have eleven (11) full-time employees, including our Chief Executive Officer, Chief Financial Officer, Chief Revenue Officer, Controller/Office Manager, Customer Support Specialist, Client Services Manager, Marketing Manager, Senior Software Developer, and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Our business must be considered and evaluated in light of the risks, expenses, and problems frequently encountered by companies in their early stages of development and commercialization of products, and particularly companies like us participating in new and rapidly evolving markets. These risks include our failure to anticipate and adapt to new technology or changing market conditions, our inability to secure enough future material customers to achieve profitability, the rejection of or lack of satisfaction with our services and products by our existing or potential customers, our inability to obtain additional capital when needed from time to time, our inability to protect our intellectual property, and any development of equal or superior products or services by our competitors. Accordingly, there can be no assurance we will be successful in addressing these risks.

We incurred net losses of $3,992,846 for the year ended December 31, 2018 and net losses of $5,083,552 for the year ended December 31, 2017. Since our inception in 2010, we have an accumulated deficit of $(22,514,711) as of December 31, 2018. Moreover, we expect to continue operating at a loss during 2019 and likely even beyond 2019. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

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

We have a significant amount of debt, a good portion of which has matured or soon will mature, and this could limit or even eliminate recovery of your investment if we fail to reach substantial profitability or otherwise resolve or satisfy our outstanding debt.

We have a substantial amount of indebtedness in the form of various Notes Payable. As of December 31, 2018, we had approximately $3,338,060 Million of outstanding Notes Payable including accrued interest, much of which is now or soon due, or due on demand. There is no assurance that we will be able to convert our outstanding debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial outstanding indebtedness, such failure would have a significant adverse effect on our business and financial condition and could even cause a total failure of our business.

We may not be able to continue as a going concern.

Our operating expenses have been funded by various sources including sales of our equity and debt securities, limited revenues from customer contracts, deferral of management salaries, and stock-based payment to management and certain service providers and consultants. Due to this situation and our ongoing losses, there is substantial doubt whether our business can continue as a going concern to support its commercial operations and satisfy its outstanding debt and other obligations. Our management is in the process of obtaining additional significant financing to enable us to continue as a going concern, but there is no assurance that adequate funds will become available to allow us to continue as a going concern.

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

For the fiscal years ended December 31, 2017 and 2018, four customers and three customers, respectively, each accounted for more than 10% of our revenues. None of these customers was significantly dominant in either 2017 or 2018, however, since the highest revenue customer in each year was less than 20% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Our market is highly competitive, with many companies providing solutions competitive to our software platform. Well-known and established competitors include Marketo (Adobe), Eloqua (Oracle), Unica (IBM), Hubspot, ExactTarget (Salesforce), Aprimo, Responsys and Silverpop. We expect additional strong competitors to emerge in the future from time to time.

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

Software solutions and demands in our industry often change significantly, and our future success will depend materially on our ability to anticipate and respond to such changes. If we cannot adjust, develop and compete effectively with changing software solutions and products as and when they are introduced in our industry, our ability to generate meaningful revenues or achieve profitable operations would be impaired substantially.

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

Based on procurement transactions now underway with potential new customers, we expect the pace of our growth to increase materially. If we do not effectively manage our growth, the perceived quality of our business may suffer materially, which could negatively affect our reputation and the demand for our products. Our growth is expected to place an increasing strain on our resources and infrastructure, and our future success will in large part depend on the ability of our management personnel to manage our growth effectively. Any failure by our management or other key personnel to manage our future growth properly could impair our ability to deliver our software solutions in a timely fashion, to fulfill existing customer commitments, or to attract and retain new customers.

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

We have obtained two patents from the United States Trademark and Patent Office (USTPO) covering certain technological aspects of our Fision software platform. We also have filed certain other patent claims with the USTPO and we expect to receive patent protection regarding these other pending patent claims. Although we regard the proprietary software technology covered by our granted and pending patents to be significant for our future business, there is no assurance that any granted or pending patents will provide us with any significant proprietary protection.

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

Risks Related to Our Common Stock

The current public trading market for our common stock is relatively new and fluctuates widely.

There is no assurance that the trading market for our common stock will become more stable, or will continue to be sustained. Moreover, there remains a significant risk that our common stock price may fluctuate substantially in the future in response to various factors including the following:

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

Due to our becoming public through a reverse merger, we currently have very limited relationships or public stock trading history with any brokerage firm, underwriter or financial analyst. Accordingly, there may be little or no incentive for securities analysts of brokerage and other financial firms to provide investment coverage of us or to recommend the purchase of our common stock.

Being a public company results in additional expenses and diverts management’s attentions.

Our business must bear the expenses associated with being a public company including being subject to the reporting requirements of the Securities Exchange Act of 1934. These requirements generate significant accounting, legal and financial compliance costs, and may place significant strain on our personnel and resources. As a result, management’s attention may be diverted from other significant business concerns, which could have an adverse material effect on our business, financial condition and results of operations.

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

Our officers and directors beneficially own approximately 22.7% of our common stock, which concentrated ownership and control by our management could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could result in a decline in the price of our common stock.

This substantial concentration of stock ownership also most likely affords our current management the ability to control all matters requiring stockholder approval including the election of all directors, and the approval of mergers, acquisitions or other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the Company, which could deprive our stockholders from receiving a premium for their common shares.

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

Since becoming publicly traded in January 2017, the high and low sale prices per share for our common stock are shown below, which quotations do not reflect retail mark-up, markdown or commission:

	High Price	Low Price
January---March, 2017	$0.86	$0.65
April---June, 2017	0.81	0.21
July—September, 2017	0.39	0.09
October—December, 2017	0.25	0.13
January—March, 2018	0.24	0.11
April—June, 2018	0.26	0.09
July—September, 2018	0.23	0.11
October—December, 2018	0.22	0.11
January—March, 2019	0.19	0.05

The last sale price of our common stock as reported on the OTCQB on March 29, 2019 was $.057 per share.

Stockholders

As of March 31, 2019, there were 367 holders of record of our common stock.

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

Description of Securities

Common Stock -- Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of March 31, 2019, there were 78,368,529 shares of our common stock outstanding. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

Preferred Stock -- The Company is also authorized to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share. Our Board of Directors has the authority, without stockholder approval, to issue these preferred shares in one or more designated series, to establish the number of shares in each series, and to fix the preferences, powers, dividends, and voting or conversion rights of any preferred shares, which could dilute the voting power or other rights of holders of our common stock. We have no outstanding preferred stock, and we have no current plans to designate terms of or issue any preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2018, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights column (a)	Weighted-average exercise price of outstanding options, warrants and rights column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a)) column (c)

Equity compensation
plans approved by	3,215,500		1,385,000
security holders	shares	$.25/share	shares

Equity compensation
plans not approved by	17,741,569		0
security holders (1)	shares	$.22/share	shares

____________

(1)

Represents options and warrants granted on a one-time basis to officers and directors, and consultants and advisors, under individual contract, bonus, or award arrangements, and warrants granted incident to private placements to raise working capital. These grants vary in term, number of shares, and exercise price as determined by the Board of Directors to be in the best interests of the Company at the effective date of the grant of each award.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2018 and 2017, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Marketing Model

We have marketed, sold and licensed our proprietary software products through our direct sales force including management and other in-house marketing and sales personnel, and also through our “channel partners” who are experienced and recognized independent sales agencies. We generate our revenues primarily from software licensing contracts obtained by our sales force and channel partners. We have outstanding licensing contracts with fourteen (14) customers including significant contracts we closed in the past year or so, and we currently are engaged in various stages of contract negotiation with or procurement of several prospective new large enterprise customers.

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

Change in Marketing Strategy

During the years prior to 2017 while our Fision software platform was being designed and developed, our marketing sales efforts were directed primarily toward local or regional small and medium sized companies whose operational, management and other commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based applications were developed to be readily scalable for any size company, however, during early 2017 we revised our marketing strategy and activities to primarily target and sell our software products to large global enterprise companies having many and widespread national and international branches and operations.

We believe that our enhanced marketing focus toward large enterprise companies has been effective, since during the past couple years, we closed and implemented material contracts with and are receiving recurring revenues from several large enterprise companies in various industries. And we currently are in the process of closing and implementing material contracts with certain additional large enterprise companies.

Recent Decreased Revenues

The increased length of our sales cycle necessary to sell our products to large enterprises, however, has been considerably longer than we earlier incurred while selling primarily to local and regional customers. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a substantial decline in our revenues during the past couple years. We now believe this period of decreased revenues due to our change in marketing strategy has ended, and that due to the large enterprise contracts we have recently closed or are in the process of being procured, our revenues will increase materially during 2019 and following years.

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

In 2017, we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO), and in 2018 we were granted Patent No. US 9,984,094 B2 from the USPTO, which were titled “Computerized Sharing of Digital Asset Localization Between Organizations.” We also have a couple additional patent claims involving our software technology filed and pending with the USPTO, and we expect to obtain final patent grants for them.

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the fiscal year ended December 31, 2018 we incurred total expenses of $691,201 for such development and support. In comparison, during the fiscal year ended December 31, 2017 we incurred total expenses of $957,274 for product development and support.

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

Cost of Sales

Cost of sales primarily represents third-party hosting, data storage and other services provided by Microsoft’s Azure cloud service provider, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of sales relating to our cloud services is recognized monthly.

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

Long-Lived Assets

We evaluate the recoverability of our identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value. We evaluated the customers that came with the 2017 acquisition of Volerro and determined the fair value of our goodwill. During 2018, we took an impairment charge of $66,000 to goodwill.

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

Results of Operations – Fiscal Years Ended December 31, 2018 and December 31, 2017

Revenue -- Revenue totaled $505,030 for the fiscal year ended December 31, 2018 compared to revenue of $558,222 for the comparable fiscal year 2017, a decrease of $53,192, or 9.5%, which decrease was due primarily to the loss of one customer during the year.

For fiscal year 2018 revenue, $430,703 (85%) represented recurring revenues from customer licensing fees, and the balance of $74,327 primarily represented one-time setup and implementation fees from new customer licensing agreements and our Volerro platform revenue. As for fiscal year 2017 revenue, $437,818 (78%) represented recurring license fee revenues, and the balance of $120,403 primarily represented one-time setup and integration fees related to new customer contracts.

Cost of Sales – Cost of sales in fiscal year 2018 was $81,265 (16.1% of revenue) compared to cost of sales in fiscal year 2017 of $65,114 (11.7% of revenue), which increase was due primarily to increased expense for our cloud provider service.

Gross Margin – Gross margin for fiscal year 2018 was $423,765 compared to $493,108 for fiscal year 2017, a decrease of $69,343 attributable primarily to higher cost of sales in 2018. Gross margin as a percentage of revenue was 84% for fiscal year 2018 compared to 88% for fiscal year 2017. In future years, we expect our gross margin will continue to remain in a high range similar to fiscal years 2018 and 2017.

Operating Expenses – Operating expenses totaled $3,139,762 for fiscal year 2018 compared to $3,987,501 for fiscal year 2017. These comparable operating expenses included:

(i)

Sales and marketing expenses of $725,018 in 2018 compared to $1,548,604 in 2017, which decrease of $823,586 in 2018 was due primarily to decreased stock-based grants, travel and other personnel expenses in 2018;

(ii)

Development and support expenses of $691,201 in 2018 compared to $957,274 in 2017, which decrease of $266,073 in 2018 was due primarily to software enhancement development of our Fision platform to support large enterprise customers being completed in 2017; and

(iii)

General and administrative expenses of $1,723,543 in 2018 compared to $1,481,623 in 2017, which increase of $241,920 was primarily due to an increase of financing and consulting services related to our merger terminated in early 2019.

Other Expenses – Other expenses for fiscal year 2018 were $1,276,849, including loan interest and debt discount expenses of $1,744,557, debt amortization expenses of $1,241,843, OID expenses of $139,150, and a goodwill impairment expense of $66,000, offset by a positive change in fair value of derivatives of $1,358,601, a net gain on settlement of debt of $549,166, and interest income of $6,934. In comparison, other expenses for fiscal year 2017 were $1,589,159, including loan interest and debt discount expenses of $1,235,290, debt amortization and OID expenses of $82,017, a negative change in fair value of derivatives of $143,697, and a loss of $128,154 on debt settlement.

Net (Loss) – Our net (loss) for fiscal year 2018 was $(3,992,846) compared to $(5,083,552) for fiscal year 2017, which decreased loss in 2018 was due primarily to lower operating expenses in 2018, change in fair value of derivatives and our gain on settlement of debt.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), sales of our common stock and convertible debt securities, and issuances of common stock to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

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

At December 31, 2018 the Company had notes payable indebtedness totaling $3,338,060 including accrued interest. A summary of our outstanding notes payable indebtedness as of December 31, 2018 is set forth in Note 8 of our financial statements included in this annual report.

We believe that our current available cash to be received from revenues and receivables will be only sufficient to support our working capital needs until May 2019. We will need to continue raising capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $2,500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources including sales of our common stock or debt (including convertible debt) securities in private transactions, and loans from financial institutions or others.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2018, we had $121,900 of cash, $19,497 of accounts receivable and $811,234 notes receivable from Continuity Logic L.L.C., and a working capital deficiency of $(2,408,969). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our limited revenues, we have financed our operations to date through (i) loans from management and from financial and other lenders, including convertible debt (ii) stock-based compensation issued to employees and for consulting, outsourced software, and professional services, (iii) common stock issued to satisfy outstanding loans and accounts payable/accrued expenses, and (iv) equity sales of our common stock.

Net Cash Used In Operating Activities – We used $3,242,272 of net cash in operating activities for the fiscal year ended December 31, 2018 compared to $1,151,087 of net cash used in operating activities for the fiscal year ended December 31, 2017, which increase of $2,091,185 for fiscal year 2018 was due primarily to the accounting treatment of our substantially increased convertible debt for changes in derivative liability, debt discount amortization and other debt-related expenses as well as having a substantial amount of Notes Receivable at the end of fiscal year 2018.

Net Cash Provided By Investing Activities – During fiscal year ended December 31, 2018, we used cash in investing activities of $5,000 for used office furniture in our new office space, compared to net cash provided by investing activities in fiscal year 2017 ended December 31, 2017 of $51,500 cash obtained incident to our Volerro acquisition.

Net Cash Provided by Financing Activities – During fiscal year 2018, we were provided by financing activities with net cash of $3,358,399 including proceeds from sales of common stock of $1,400,000 and proceeds from Notes Payable of $2,985,625, offset by repayments on Notes Payable of $983,013 and a $12,200 payment on our line of credit. In comparison, during fiscal year 2017, we were provided by financing activities with net cash of $1,102,188 including proceeds from sales of common stock of $300,000, proceeds from issuance of Notes Payable of $1,112,600, offset by repayments on Notes Payable of $300,387 and a $10,025 payment on our line of credit.

Convertible Note Financing

For the past couple years, a majority of our financing has consisted of Convertible Notes sold to accredited investors in private transactions. In 2017 we raised a total of $1,020,000 through issuance of convertible notes. And in 2018, we raised a total of $2,959,500 through issuance of convertible notes as described in Note 5 to our financial statements included with this annual report on Form 10-K.

Our Recent Private Placement of Securities

In October 2018 we commenced a private offering of $2,000,000 of our common stock at $.20 per share (10,000,000 shares), offered only to accredited investors. All private investors in this placement also received additional Advisory Shares, Warrants and potential True-Up Shares as follows:

Advisory Shares – Each investor also received an amount of Advisory Shares equal to 10% of the common shares purchased by the investor at $.20 per share.

Warrants -- Each private investor also received three-year warrants to purchase additional common shares equal to their purchased shares at an exercise price of $.20 per share.

True-Up Shares -- Each private investor also received the right to receive True-Up shares in the event the True-Up Price as defined in the Stock Purchase Agreement for this placement is lower than the $.20 price for the purchased shares. The True-Up Price represents the average of the fifteen lowest public market closing prices during a specified 90-day period and having a floor of $.10 per share. Based on current trading of our common stock, the True-Up Price calculation per share has become lower than this $.10 floor. Accordingly, if our common stock does not appreciate substantially, we could be required to issue a total of 10,000,000 True-Up Shares to the private investors.

In addition, the warrants issued to investors in this private offering are subject to the same True-Up Price adjustment regarding their exercise price.

Payment by investors in this private placement can be made in two equal tranches, with the first tranche due upon entering into the Stock Purchase Agreement, and the second tranche payable anytime thereafter but no later than that date occurring three days after the effectiveness with the Securities and Exchange Commission (SEC) of an S-1 Registration Statement covering all common shares obtained by investors in this private offering. We have filed this Registration Statement with the SEC.

As of March 29, 2019, we have sold and received subscriptions for all 10,000,000 common shares offered in this private placement, and have received proceeds of $1,750,000 from investors, for which we have issued an aggregate of 9,250,000 purchased shares and 925,000 Advisory Shares. Accordingly, an amount of $250,000 is still outstanding to complete the second tranche of this private offering.

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2018 we incurred a net loss of $(3,992,846) and for the year ended December 31, 2017 we incurred a net loss of $(5,083,552), and we had an accumulated deficit of $(22,514,711) and a working capital deficiency of ($2,408,969) as of December 31, 2018. And we are continuing to incur substantial losses in 2019. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2018 or as of December 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2018 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

We are committed to improving our financial and oversight organization and procedures. During the remainder of 2019, we intend to adopt revised accounting and disclosure controls and procedures and improve existing procedures to attempt to remedy material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Michael P. Brown	60	Chief Executive Officer, Board Chairman, Director

Daniel Dorsey	42	Chief Financial Officer and Director

John Bode	44	Director

Jason Mitzo	42	Chief Revenue Officer

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

Daniel Dorsey has been a director of the Company since March 2019. Mr. Dorsey past corporate experience includes serving roles in financial and/or accounting management and/or as a financial officer for private companies. Since 2018, Mr. Dorsey has been a partner at Capital Market Solutions, LLC, where he is primarily involved with creating strategic initiatives with companies ranging from legacy media enterprises to digital start-ups. From 2016 to 2018, he was Vice President and Corporate Controller of Rodale, Inc., an American publisher of health and wellness magazines, books, and digital properties. From 2015-2016, Mr. Dorsey also served as the Chief Financial Officer of Hudson News Distributors, LLC, the second largest distributor of magazines and books in the USA. From 2014-2015, he has also served as the Senior Vice President and Corporate Controller of the Tribune Publishing Company (now tronc, Inc, (NASDAQ: TRNC).

John Bode has been a director of the Company since March 2018. Mr. Bode’s past corporate experience includes many years serving as a key executive and/or financial officer for leading public companies. Since February 2015, he has been the owner and managing director of Aerie Investments, LLC, an investment company focused on assisting digital media start-ups with business development, strategic initiatives, and raising capital. Prior thereto, Mr. Bode was Chief Financial Officer (CFO) of the Tribune Publishing Company (now tronc, Inc, (NASDAQ: TRNC) from October 2013 to January 2015. Mr. Bode also served as the CFO of Source Interlink Companies, one of the largest enthusiast media companies in the USA and a leading distributor of periodicals. His extensive past accounting/auditing career also included being employed as a Certified Public Accountant (CPA) for BDO Seidman. Mr. Bode qualifies as an independent director under the rules of FINRA, the SEC, and all national stock exchanges.

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

Except for John Bode, none of our directors is a director of any other company having a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of the Securities Exchange Act, or of any company registered as an investment company under the Investment Company Act of 1940.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any Section 16(a) forms with respect to our fiscal year ended December 31, 2018, all such required reports were filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. We currently are in the process of developing a Code of Ethics which when adopted will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2018 and 2017 regarding all compensation paid to, awarded to, and earned by each individual who served as our chief executive officer or in any other executive officer position with the Company. These four individuals may be referred to as our “named executive officers.”

Name and Position	Year	Salary	Bonus	Option Awards		Stock Awards		Total

Michael P. Brown	2018	$240,000	-	-		$-		$240,000
Chief Executive Officer	2017	$240,000	-	-		$-		$240,000

Garry N. Lowenthal	2018	$180,000	-	-		$-		$180,000
Executive Vice President and Chief Financial Officer	2017	$165,000	-	-		$35,000	(1)	$200,000

Wade Anderson (3)	2018	$91,667	-			$80,000	(6)	$171,667
Chief Technology Officer and Chief Product Officer	2017	$200,000	-	$-		$125,000	(2)	$325,000

Jason Mitzo	2018	$180,000		$45,420	(7)	$-		$225,420
Chief Revenue Officer	2017	$172,000	$-	$96,000	(4)	$70,000	(5)	$338,500

___________

(1)	Represents the value of stock award of 250,000 common shares.
(2)	Represents the value of stock awards of 850,000 common shares.
(3)	Mr. Anderson terminated his employment with the Company in June, 2018.
(4)	Represents the value of stock options to purchase 1,000,000 common shares.
(5)	Represents the value of stock award of 500,000 common shares granted in 2017.
(6) (7)	Represents the value of stock award of 500,000 common shares granted in 2018. Represents the value of stock options to purchase 500,000 common shares granted in 2018.

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

Employment Agreements With Our Named Executive Officers

Michael Brown and Garry Lowenthal

On July 1, 2014 the Company entered into three-year term Employment Agreements with Michael P. Brown to serve as our Chief Executive Officer, and with Garry N. Lowenthal to serve as our Executive Vice President and Chief Financial Officer. Mr. Brown’s base salary was $15,000 monthly during 2014 and increased to $20,000 monthly on January 1, 2015, and Mr. Lowenthal’s base salary was $10,000 monthly during 2014 and increased to $12,500 monthly on January 1, 2015 and increased to $15,000 monthly on July 1, 2017. At the end of these three-year terms, these employment contracts were extended for an additional three years.

If either Mr. Brown or Mr. Lowenthal voluntarily terminate their employment with us or are terminated by the Company “without cause” as defined in the Employment Agreements, they would be entitled to receive severance payments of the greater of 2 months of salary for every year of service to the Company of their prevailing, highest base salary, which severance payments would increase to 15 months of their prevailing, highest base salary in the event of any termination within one year from a change in control of the Company. Mr. Lowenthal is no longer the Chief Financial Officer of the Company, effective March 1, 2019, and continues to remain with the Company in a non-officer role. Mr. Lowenthal’s Employment Agreement continues to remain in effect and is entitled to sixteen months of severance of $15,000 a month, for a total of $240,000.

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

Wade Anderson

Mr. Anderson is no longer employed by the Company, and his former employment contract has expired. The terms of his former employment contract are set forth in our Annual Report on 10-K for the fiscal year ended December 31, 2017.

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

During fiscal year 2018, we granted Mr. Mitzo an additional stock option to purchase 500,000 shares of our common stock, ratably vesting over the four-year term of this option, 25% vesting annually, and having an exercise price of $.20 per share.

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

To date, we have only granted stock option awards under the Plan, and as of December 31, 2018, we had outstanding options under the Plan for a total of 3,797,500 common shares.

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

Immediate Acceleration. The Plan provides that all options and awards not yet vested will be fully vested, and all performance conditions for restricted stock or performance share awards shall be deemed satisfied, in the event of (i) a change of control whereby a person or related group obtains 40% or more of our common stock, or (ii) a majority of our directors is replaced within 24 months without approval of the existing Board of Directors, or (iii) our stockholders approve a merger or the sale or other disposition of substantially all our ass

Our 2016 Plan

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth as of the end of fiscal year 2018 all outstanding equity awards held by our executive officers:

	Number of securities	Number of securities
	underlying	underlying
	unexercised options	unexercised options		Option exercise	Option expiration
	(#) exercisable	(#) unexercisable		Price ($)	date

Michael P. Brown	None	None		-	-
Garry N. Lowenthal	None	None		-	-
Jason Mitzo	898,750	928,750	(1)	$.20-.25	6/30/18 to 9/7/22

___________

(1)	Vesting terms are either quarterly or annually over four years.

Director Compensation

For our fiscal year ended December 31, 2018, the only director compensation was paid to our independent director, John Bode, who received 250,000 common shares vesting quarterly since March 1, 2018, which 250,000 shares are now fully vested. Mr. Bode has received an additional grant of 250,000 common shares, vesting quarterly, for director compensation related to his current (second) year serving as a director of the Company.

Our directors who are also executive officers do not receive any compensation for serving in their capacity as a director of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 31, 2019, by each of our directors, each person known by us to own beneficially 5% or more of our Common Stock, each executive officer, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned. The address of each beneficial owner is c/o Fision Holdings, Inc., 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403.

Name	Shares of Common Stock		Percent of Common Stock (1)
Michael P. Brown	14,976,348		19.11%
John Bode	500,000		0.64%
Daniel Dorsey	-0-		-%
Jason Mitzo	2,327,500	(2)	2.90%
All directors and officers as a group (four persons)	17,803,848		22.65%
Daniel Mangless (5% or more stockholder)	6,310,000	(3)	7.75%
2146 Swanstone Circle, De Pere, WI 54115

_____________

(1)	Based on 78,368,529 outstanding common shares of the Company as of March 31, 2019.
(2) (3)	Includes 500,000 shares owned by him and 1,827,500 shares underlying stock options. Includes 3,310,000 owned by him and 3,000,000 underlying warrants.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Since January 1, 2017 we have been involved in the following transactions with related persons, and we believe these transactions occurred on terms as favorable to us as could have been obtained from unrelated third parties.

Information regarding the employment relationship and cash and stock-based compensation of our executive officers during 2018 and 2017 is contained in this Annual Report under “Executive Compensation.”

In December 2017, we obtained a working capital loan of $76,000 from our Chief Executive Officer, with an interest rate of 6% per annum and payable upon demand.

In September 2017 we granted our Chief Revenue Officer, Jason Mitzo, a stock bonus award for 500,000 common shares, and also granted him a four-year stock option to purchase 1,000,000 common shares exercisable at $.30 per share, with 375,000 shares vested immediately and the balance of 625,000 shares vesting quarterly over the four-year term. In 2018 we granted Mr. Mitzo an additional four-year stock option to purchase 500,000 common shares exercisable at $.20 per share and vesting annually ratably over the four-year term.

In March 2018 we granted a stock award of 250,000 common shares, vesting quarterly, to our independent director, John Bode, for his serving as a director for one year, which 250,000 shares have now fully vested. In March 2019 we granted Mr. Bode an identical stock award of 250,000 common shares, vesting quarterly, for director compensation for serving currently in his second year on our Board of Directors.

Since the Company has been unable to compensate its two principal officers in cash under the terms of their respective employment agreements, their accrued compensation from time to time has been converted to notes payable bearing interest at 6% per annum. Effective December 31, 2015, Mr. Brown converted $925,000 of his outstanding note payable into 1,423,077 shares of our common stock at $.65 per share; effective in December 2016, Mr. Brown and Mr. Lowenthal each converted $25,000 of their outstanding Notes into shares of our common stock at $.30 per share; and effective in September 2017, Messrs. Brown and Lowenthal converted a total of $330,168 of their Notes into a total of l,l00,562 common shares including 850,562 shares by Mr. Brown and 250,000 shares by Mr. Lowenthal. As of December 31, 2018, Mr. Brown was owed $148,654 on his Note and Mr. Lowenthal was owed $138,110 on his Note.

Effective February 28, 2019, Garry Lowenthal will no longer be the Chief Financial Officer (CFO) of FISION Corporation, and will transition into a non-officer role within the company and will also step down from the Board of Directors of FISION Corporation. Effective March 1, 2019, board appointed Daniel Dorsey, age 42, as Chief Financial Officer and as a director of FISION to serve on its Board of Directors until the next regular meeting of shareholders or until his successor is elected.

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

Director Independence

As of December 31, 2018 and as of the date of this Annual report, John Bode is our only independent director.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Soles, Heyn and Company LLP, for the fiscal years ended December 31, 2018 and 2017.

	2018	2017

Audit Fees	$48,712	$43,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$48,712	$43,750

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2018 and 2017 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fision Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fision Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had accumulated losses of approximately $22,500,000, has $2.4 million working capital deficit and has generated limited revenue, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Soles, Heyn & Company, LLC

West Palm Beach, Florida

April 5, 2019

FISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$121,900	$10,773
Accounts receivable, net	19,497	39,764
Notes receivable	811,234	-
Deferred customer costs associated with contract liabilities	-	11,924
Work In Process	-	8,400
Prepaid expenses	31,955	201,092
Total Current Assets	984,587	271,953

Property and equipment, net	$6,598	$4,719

Other Assets:
Goodwill	13,800	132,000
Intellectual property/software code, net of accumulated amortization	52,598	62,384
Deposits	8,053	8,053
Total Assets	$1,065,637	$479,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$856,096	$770,598
Contract liability	-	10,424
Customer advances	181,469	249,269
Derivative liability	1,480,978	1,243,788
Note payable and accrued interest - related party	284,377	270,639
Convertible notes payable, net of debt discount of $1,050,602 and $753,437 respectively	590,636	329,401
Total Current Liabilities	3,393,556	2,874,119

Long-Term Liabilities:
Long-Term convertible notes payable, net of debt discount of $541,275 and $0 respectively	607,725	300,000
Total Long-Term Liabilities	607,725	300,000

Total Liabilities	4,001,281	3,174,119

Contingencies and Commitments

Stockholders' Equity (Deficit):
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 67,454,276 and 45,935,369 shares issued and outstanding, respectively	6,745	4,594
Additional paid in capital	19,572,322	15,822,261
Accumulated deficit	(22,514,711)	(18,521,865)
Total Stockholders' Equity (Deficit)	(2,935,644)	(2,695,010)
Total Liabilities and Stockholders' Equity	$1,065,637	$479,109

The accompanying notes are an integral part of these consolidated financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2018	2017

REVENUE	$505,030	$558,222

COST OF SALES	81,265	65,114

GROSS MARGIN	$423,765	$493,108

OPERATING EXPENSES
Sales and marketing	725,018	1,548,604
Development and support	691,201	957,274
General and administrative	1,723,543	1,481,623

TOTAL OPERATING EXPENSES	$3,139,762	$3,987,501

OPERATING LOSS	$(2,715,997)	$(3,494,393)

OTHER INCOME / (EXPENSES)
Interest expense and debt discount	(1,744,557)	(1,235,290)
Amortization expense/amortization of debt discount	(1,241,843)	(68,042)
OID and other expenses	(139,150)	(13,975)
Goodwill impairment expense	(66,000)	-
Change in fair value of derivatives	1,358,601	(143,697)
Gain (Loss) on settlement of debt	549,166	(128,154)
Other interest income	6,934	-
TOTAL OTHER INCOME / (EXPENSES)	$(1,276,849)	$(1,589,159)

NET LOSS	$(3,992,846)	$(5,083,552)

Net loss per common share - basic and diluted	$(0.07)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	54,219,182	42,365,892

The accompanying notes are an integral part of these consolidated financial statements.

FISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,992,846)	$(5,083,552)

Adjustments to reconcile Net Loss to net cash used in operating activities:
Common stock issued for services	461,070	1,416,173
Amortization of prepaid expenses	170,197	-
Depreciation and amortization	24,830	71,649
Stock warrants/stock options issued for services	1,249,665	294,234
Change in derivative liabilities	(1,358,601)	143,697
Interest expense for derivatives and debt discount	259,385	1,184,886
Gain on settlement of debt	(549,166)	-
Amortization of debt discount	1,220,134	68,042
Impairment and other charges	66,000	-
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	20,267	(30,720)
Deferred contract costs	11,924	(11,924)
Notes receivable - interest receivable/notes receivable	(811,234)	-
Work In Process	8,400	(8,400)
Prepaid expenses	(1,060)	533,545
Increase (decrease) in:
Accounts payable & accrued expenses	(269,656)	271,282
Change in customer advances	78,224	-
Net Cash Used in Operating Activities	(3,242,272)	(1,151,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,000)	-
Cash acquired in acquisition	-	51,500
Net Cash Used In Investing Activities	(5,000)	51,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(983,013)	(300,387)
Proceeds from note payable	2,959,500	1,020,000
Proceeds from related party notes	26,125	92,600
Repayments for related party notes	(32,013)	-
Repayments on line of credit	(12,200)	(10,025)
Proceeds from issuance of common stock	1,400,000	300,000
Net Cash Provided by Financing Activities	3,358,399	1,102,188

Net Increase in Cash	111,127	2,600

Cash at Beginning of Period	10,773	8,173
Cash at End of Period	$121,900	$10,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$(118,920)	$(50,404)
Noncash operating and financing activities:
Common Stock Issued for Services	$461,070	$1,416,173
Stock warrants/Stock Options issued for services	$1,249,665	$294,234
Conversion of debt and accrued interest to common stock	$641,477	$573,185
Acquisition of Volerro	$31,800	$252,000

The accompanying notes are an integral part of these consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained
	Preferred	Preferred	Common	Common	Paid in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2016	-	-	38,302,720	$3,830	$12,733,704	$(13,438,313)	$(700,779)

Common stock issued for cash			842,857	84	299,916	-	300,000
Stock issued for services			3,555,596	356	1,415,818	-	1,416,174
Warrants/Options granted for services					294,234	-	294,234
Conversion of notes payable and accrued interest/expenses			2,534,196	253	579,232	-	579,485
Acquisition of the net assets Volerro			400,000	40	251,960	-	252,000
BCF from Debt Agreements					247,228	-	247,228
Shares sold to Caro Partners LLC			300,000	30	170	-	200
Net loss						(5,083,552)	(5,083,552)
Balance, December 31, 2017	-	-	45,935,369	$4,594	$15,822,261	$(18,521,865)	$(2,695,010)

Common stock issued for cash			7,000,000	700	1,399,300		1,400,000
Stock issued for services			4,154,960	416	460,654		461,070
Warrants/Options granted for services			-	-	1,249,665		1,249,665
Conversion of notes payable and accrued interest/expenses			9,079,383	908	640,569		641,477
Stock issued from exercise of warrants			1,284,564	128	(128)		-
Net loss						(3,992,846)	(3,992,846)
Balance, December 31, 2018	-	-	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

The accompanying notes are an integral part of these consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2018, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2018, the Company had no cash equivalents.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2018.

	Level 1	Level 2	Level 3

Derivative Liability	$-	$-	$1,480,978

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities.

	Fair Value		Change in		Fair Value
	January 1,	Convertible	fair		December 31,
	2017	Notes	Value	Conversions	2017

Derivative Liability	$0	$1,225,906	$(143,697)	$161,579	$1,243,788

	Fair Value		Change in		Fair Value
	January 1,	Convertible	fair		December 31,
	2018	Notes	Value	Conversions	2018

Derivative Liability	$1,243,788	$3,501,616	$(1,358,601)	$(1,905,825)	$1,480,978

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements.

The derivative liability relating to the beneficial conversion interest of our convertible notes payable was $1,480,978 at December 31, 2018 and was computed using the following variables:

Exercise price	$.135--$.174
Expected volatility	93.6%
Expected term	6 mos.
Risk free interest rate	2.56%
Expected dividends	-

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

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. During 2018, we took an impairment charge of $66,000 to goodwill.

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

Fair Value

The closing price of our common stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options or warrants granted is estimated as of the grant date using the Black-Scholes option pricing model. The following range of assumptions in the Black- Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended December 31,
	2018	2017
Weighted-average volatility	93.6%	216.3%
Expected term (in years)	3.2	3.8
Risk-free interest rate	2.56%	1.43%

Expected volatilities used for award valuation in 2018 and 2017 are based on the peer group volatility.

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

For the years ended December 31, 2018 and 2017, there were 20,956,569 and 10,015,319 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2018 we incurred total expenses of $691,201 for research and development. In comparison, during the fiscal year ended December 31, 2017 we incurred total expenses of $957,274 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the years ended December 31, 2018 and 2017 were $20,444 and $17,319, respectively. The costs are included in the consolidated selling and marketing expenses.

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

At December 31, 2018 we had a working capital deficiency of approximately $2.4 Million and an accumulated deficit of approximately $22.5 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Management intends to raise additional significant funds through private placements of its equity or debt (including convertible debt) securities. Management believes that the actions presently being taken to raise capital and further implement its business plan will enable us to continue as a going concern. While we believe in the viability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate substantial funds.

NOTE 4 - ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$19,497	$39,764
Less: Allowance for doubtful accounts	-0-	-0-
	$19,497	$39,764

NOTE 5 - NOTES RECEIVABLE

Our notes receivable at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Notes receivable	$811,234	$0
	$811,234	$0

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $811,234 is still outstanding as of December 31, 2018. These loans mature on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger does not change or effect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation, consist of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Equipment	$27,118	$27,119
Furniture & Fixtures	11,641	6,641
Less: Accumulated Depreciation	(32,161)	(29,041)
Net Fixed Assets	$6,598	$4,719

Depreciation expense

Depreciation expense for the years ended December 31, 2018 and 2017 were $3,121 and $3,608, respectively.

NOTE 7 - OTHER BALANCE SHEET ACCOUNTS - PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,
	2018	2017
Prepaid Expenses:
Rent deposit	17,340	17,340
Sales Commissions Advances	1,060	0
Unvested Stock Grants	13,555	183,752
Total Prepaid Expenses	$31,955	$201,092

NOTE 8 - NOTES PAYABLE

At December 31, 2018 the Company was indebted under various Notes Payable in the total amount of $3,338,060 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of December 31, 2018:

Summary Description of Notes Payable	Amount Owed*
Decathlon LLC - Senior Secured Note, due 9/30/18, in default, interest at 15%	$113,640
Finquest Capital Inc.- Secured Note, due 4/15/18, in default, interest at 15%	51,067
Brajoscal, LLC - Secured Note, due 12/31/18, in default, interest at 15%	41,875
Nottingham Securities Inc., monthly settlement payments	70,009
Note payable to individual investor, due 12/31/18, in default, interest at 12%	134,470
Note payable to individual investor, due 4/24/19-7/3/19 interest at 12%	79,620
Greentree Financial Group, Inc., due 4/24/19, interest at 8%	395,875
MGA Holdings LLC, due 11/26/18, in default, interest at 8%	84,150
Power Up Lending Group, due 10/12/2019-1/10/20, interest at 12%	232,760
Ignition Capital, LLC, due 11/30/2018, in default, interest at 6%	105,333
2 PLUS 2, LLC, Inc., due 4/24/19, interest at 8%	25,833
Collision Capital, due 12/31/18, in default, interest at 6%	20,600
Note payable to individual investor, monthly settlement payments	43,000
Note payable to individual investor, due 12/31/18, in default, interest at 6%	1,921
Crown Bridge Partners, due 9/28/19, interest at 10%	58,500
LG Capital LLC, due 9/12/19, interest at 10%	102,938
Adair Bays LLC, due 9/21/19, interest at 10%	102,747
Note payable to individual investor, due 5/25/19, no interest	176,000
Notes payable to four individual investors, due October-November 2019, interest at 12%	339,875
Notes payable to seven individual investors, due January-May 2020, interest at 12%	213,594
Notes payable to seven individual investors, due 9/20/20, interest at 6%	498,009
Notes payable to two principal officers, due on demand, interest at 6%	284,377
Total	$3,338,060

___________

* Includes accrued interest.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE AND OTHER NOTES

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

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Convertible Notes

During the fiscal year ended December 31, 2018, we issued a total of $2,959,500 convertible notes as follows:

Short-Term 2018 Convertible Notes

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

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term 2018 Convertible Notes

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

In October 2018, the Company issued a $50,000 Convertible Note to an accredited investor, bearing interest at 6% per annum, maturing on September 20, 2020, and convertible into our common stock at a conversion price equal to $.20 per share. We also issued warrants for 50,000 shares to this Noteholder incident to this purchase of the $50,000 Convertible Note, fully vested, and exercisable at $.25 per share anytime during a two-year term.

In October 2018 we issued another $75,000 Convertible Notes to two accredited investors bearing interest at 6% per annum, maturing on September 20, 2020, and convertible into our common stock at a conversion price of $.15 per share during a two-year term.

We evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative with a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the notes and associated warrants was based on the Black-Scholes Model, and is being amortized over the term of the debt and associated warrants. For the year ended December 31, 2018, we recognized interest expense of $1,220,133 related to the amortization of the discount.

Short-Term Non-Convertible Notes

In January 2018, we issued a $20,000 note to our CEO, a related party, bearing interest at 6%.

In October 2018, we issued a $82,500 Promissory Note to an accredited investor, bearing an interest rate of 8% per annum and maturing on November 26, 2018.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS & CONTINGENCIES

Lease

We currently occupy 5,229 square feet of office space in downtown Minneapolis Minnesota. We lease this facility under a two-year lease expiring in December 2019 and requiring monthly rental payments of $8,323 which includes rent, utilities and maintenance. The lease commitments over the two-year period is $13.00 per rentable square foot for months 1-12 and $13.50 per square foot for months 13-24. The total lease commitments, per the lease is $106,000 base rent, plus Common Area Maintenance costs. Our rent expense for 2018 and 2017 was $98,245 and $80,478 respectively. Our future rent expense the next five years, on an annual basis, is expected to be consistent with our 2018 rent expense.

NOTE 11 - INCOME TAXES

At December 31, 2018 and 2017, we had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $15,912,080 and $12,605,339 for Federal and state purposes, respectively. The Federal carryforward expires in 2037 and the state carryforward expires in 2022. Given our history of net operating losses, our management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards. Accordingly, we have not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, we adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2018 and 2017, we did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2018 and 2017, we have not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2016 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

Upon the attainment of taxable income by us, our management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2018	2017
Income tax at federal Statutory rate	34.0%	34.0%
Effects of permanent differences	(6.8)%	(8.4)%
Effect of temporary differences	1.1%	1.3%
Adjustment of prior year NOL’s	(5.3)%	(3.8)%
Effects of state taxes (net of federal taxes)	0%	0%
Change in valuation allowance	(23.0)%	(23.1)%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, our only significant deferred income tax asset was a cumulative estimated net tax operating loss of $15,912,080 and $12,605,339, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered our operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2018 and 2017. For the year ended December 31 2018, the change in valuation allowance was $1,124,292.

Utilization of our net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

NOTE 12 - RELATED PARTY TRANSACTIONS

Employment Agreements. We currently have three employment agreements in effect with our chief executive officer, our former chief financial officer and our chief revenue officer. The terms of the agreements include base salaries of $50,000 per month.

Included in our notes payable are amounts due to officers for notes payable which were accepted by them for past due compensation or for working capital loans made to us. At December 31, 2018 and 2017, the amounts of such notes due including accrued interest to our officers was $284,377 and $270,639, respectively, payable on demand and having an interest rate of 6% per annum, and conversion rights to convert the notes on the basis of $.30 per share.

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

In December 2017, we obtained a working capital loan for $76,000 from our Chief Executive Officer, due on demand and bearing an interest rate of 6% per annum. The outstanding balance of this loan as of March 31, 2019 is $76,000

In March 2018, we granted a stock award of 250,000 common shares to a new director for agreeing to serve on our Board of Directors for one year, which has now all vested; and in March 2019 we granted him a similar stock grant award of 250,000 common shares, vesting quarterly, for agreeing to serve on our Board for a second year.

In 2018 we granted a four-year stock option to our Chief Revenue Officer, vesting annually, to purchase 500,000 common shares exercisable at $.20 per share; and in 2018 we also granted a stock award for 500,000 common shares to our former Chief Technical Officer related to his development work for the Company.

NOTE 13 - STOCKHOLDERS’ EQUITY

We are authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At December 31, 2018, there were 67,454,276 outstanding shares of common stock and no outstanding shares of preferred stock.

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

Common Shares Issued in 2018

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

In March 2018 we granted 250,000 unvested shares of our common stock, valued at $50,000, to John Bode in consideration for his agreement to serve for a year as an independent director on our Board of Directors, of which 62,500 shares vest quarterly on May 31, 2018, August 31, 2018, November 30, 2018 and February 28, 2019 provided he continues to serve as a director. All these shares are now vested.

In April 2018 we issued 660,000 unregistered common shares, valued at $92,844, to a holder of a Convertible Note who converted $47,248 of the Note into common stock with the conversion price based on specific provisions in the Note.

During April-May 2018 we issued a total of 779,960 unregistered common shares valued at $109,770 to three consultants for investor relations and shareholder communications services.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During April-June 2018 we issued a total of 3,861,843 unregistered common shares to three holders of Convertible Notes who converted their Notes to $256,086 of common stock, which conversion prices were based on specific provisions contained in these Notes.

During June 2018, we issued 500,000 shares of restricted common stock, valued at $80,000 to our former Chief Technology Officer.

During July-August, 2018, we issued 650,000 shares of restricted common stock valued at $102,500 to two consultants and a Noteholder for investor relations and shareholder communications services.

During July-September 2018, we issued a total of 3,014,491 unregistered shares of our common stock valued at $209,388 for debt conversions from four noteholders, which conversion prices were based on specific provisions contained in their convertible Notes

During September 2018, we issued 93,333 shares of unregistered common stock valued at $14,000 to an accredited investor for exercise of a warrant with a cashless exercise provision.

During September 2018 we issued 200,000 shares of unregistered common stock valued at $31,800 to Volerro Corporation as bonus shares pursuant to terms of the 2017 acquisition agreement.

In October 2018 we issued a total of 400,000 unregistered common shares valued at $62,000 to two consultants for investor relations and shareholder communications services.

In October 2018 we issued 439,092 common shares to a noteholder to convert debt in the amount of $26,894 based on specific provisions contained in the note.

In October 2018 we issued 141,231 common shares incident to exercise of a warrant held by a broker-dealer that raised funds for the Company in 2017 and 2018.

From October-December 2018 and incident to our recent private placement offering of $2,000,000, we issued a total of 7,700,000 common shares to accredited private investors for proceeds of $1,400,000, which included purchased shares at $.20 per share and additional advisory shares based on 10% of the purchased shares.

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

In 2018 we granted a four-year stock option to our Chief Revenue Officer to purchase 500,000 common shares, vesting quarterly, at an exercise price of $.20 per share.

In 2018 we also issued employee stock options for an aggregate purchase of 740,000 common shares, ratably vesting annually over their four-year terms, and with options for 650,000 shares exercisable at $.20 per share and options for 90,000 shares exercisable at $.25 per share.

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

(ii) warrants for 50,000 shares granted to two consultants, vesting ratably over a two-year term, and exercisable at $.25 per share anytime during their two-year term; and

(iii) warrants for 390,000 shares granted to Noteholders incident to their purchase of $390,000 Convertible Notes, fully vested, and exercisable at $.01 per share anytime during a two-year term.

During the three-month period ended December 31, 2018, related to our recent private placement, we granted three-year warrants to the private placement investors to purchase an aggregate of 10,000,000 shares of our common stock, exercisable at $.20 per share, adjusted to a discounted true-up price, with a floor of $0.10 per share, related to the trading price of our Common Stock during a 90-day period after effectiveness of a registration statement. Accounting Standards Codification (ASC) specifies prior to the Accounting Standards Update (ASU) 2017-11, it specifies the true-up price terms makes this warrant a derivative. However, post ASU 2017-11, this clause is scoped out of the analysis and is not a derivative. ASU 2017-11 is officially effective for calendar year end companies on 1/1/19, however issuers can early adopt. The Company has taken the position to early adopt, which would eliminate Section 7(b) from making these warrants a derivative.

NOTE 14 – WARRANT INFORMATION

We have the following outstanding warrants to purchase our common stock at December 31, 2017 and 2018:

	Number of Shares	Exercise Price	Weighted Average Exercise price	Average Grant Date Fair value
Balance December 31, 2016	4,206,444	$0.15-$0.40	0.40	0.39
Granted	2,652,097
Forfeited or cancelled	(640,722)	-
Balance December 31, 2017	6,217,819	$0.15-$1.00	0.28	0.29
Granted	11,626,000
Forfeited or cancelled	(102,250)	-
Balance December 31, 2018	17,741,569	$0.01-$1.00	0.22	0.23

During 2018 and 2017, the warrant expense issued for services and investors was $1,155,670 and $127,322 respectively.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – 2017 BUSINESS ACQUISITION

The Company accounts for business combinations using the purchase method to record a new cost basis for the assets acquired, and in some cases, liabilities assumed. The Company recorded, based on purchase price allocations, intangible assets representing customer relationships, tradenames, software code, domain names, and excess of purchase price over the estimated fair values of the net assets acquired as “Goodwill” in the accompanying Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and the acquisition of a large customer (a nation-wide bank) and is all attributed to our one operating reportable segment. The results of operations are reflected in the Consolidated Financial Statements of the Company from the date of acquisition.

(a) 2017 Acquisition

In fiscal 2017, the Company acquired the assets of Volerro Corporation with an aggregate purchase price of $252,000 payable in the form of 400,000 shares of Common Stock of the Company in 2017, and upon future performance, up to an additional 200,000 shares of Common Stock, which additional 200,000 shares were issued in 2018. The allocation of consideration for this acquisition is summarized as follows:

Checking and cash equivalents	$51,500
Intellectual Property and Software Code	68,500
Intangible Asset-Goodwill	132,000

Purchase Price	$252,000

Goodwill of $132,000 and intellectual property of $68,500 are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of the assets acquired. During 2018, the Company took a goodwill impairment expense of $66,000 as one of the customers obtained in the Volerro acquisition may not renew the annual contract commencing in 2019.

Pursuant to this acquisition, the Company acquired a new top 5 bank in the United States, with a customer contract remaining of $10,800 as of December 31, 2018.

NOTE 16 - CONCENTRATIONS

For the year ended December 31, 2018 three customers each accounted for more than 10% of our revenues, and also and alike for the year ended December 31, 2017 four customers each accounted for more than 10% of our revenues. Combined, these customers represented less than 50% of our revenues during each of 2018 and 2017. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

NOTE 17 - SUBSEQUENT EVENTS

During January-April, 2019, the following events occurred regarding our securities:

i) In February through March 2019, we issued an aggregate of 5,439,253 common shares to noteholders who converted total outstanding debt of $238,707, with the conversion price based on specific terms contained in these notes.

ii) In February 2019, we issued 300,000 common shares valued at $26,730 to a consultant for advisory services to be provided to us during February-April 2019.

iii) In March 2019 we issued an aggregate of 3,182,834 common shares and 3,182,834 three-year warrants to noteholders who converted total outstanding debt of $504,134, with the warrants exercisable at $.20 per share and having a value under Black-Scholes pricing of $25,908.27, with the conversion price and warrant terms based on specific terms contained in these notes.

iv) We also received proceeds of $350,000 during January-March 2019 from private investors making payments of the second tranche funding under our recent private placement, for which we issued 1,750,000 purchased common shares and 175,000 advisory common shares.

v) In April 2019, we signed a one-year consulting agreement with Capital Market Solutions, LLC whereby we issued 30 million common shares valued at $1,797,000 and 30 million five-year warrants exercisable at $.20 per share and having a value under Black-Scholes pricing of $1,297,570 along with a $50,000 monthly consulting fee.

vi) We also issued 62,500 restricted shares for Independent Director, John B. Bode on February 28, 2019 for his fourth quarter of board service, pursuant to an Independent Director agreement dated March 1, 2018.

EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among the registrant, DE6 Newco Inc., a Minnesota corporation, and Fision Holdings, Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2015)

2.2

First Amended and Restated Agreement and Plan of Merger dated December 21, 2018, by and among Fision Corporation and Continuity Logic, L.L.C. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 26, 2018)

2.3	Consulting Agreement, by and among the registrant, FISION Corporation, a Delaware corporation, and Capital Market Solutions, LLC., a Delaware limited liability corporation (filed herewith)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant’s Form 10 filed on 4/6/2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of registrant’s Form 10 filed on 4/6/2010)

10.1	Employment Agreement with Michael Brown, dated July 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.2	Employment Agreement with Garry Lowenthal, dated 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.3	2011 Stock Option and Compensation Plan, as amended 12/30/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.4	2016 Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed on March 30, 2016)

10.5	Employment Agreement with Wade Anderson (incorporated by reference to Registrant’s Registration Statement on Form S-1 filed on October 31, 2016)

10.6	Employment Agreement with Jason Mitzo, Chief Revenue Officer (filed with 2017 10-K Report)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: April 5, 2019	By:	/s/ Michael Brown
Michael Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5, 2019	By:	/s/ Michael Brown
Michael Brown
Director, Chief Executive Officer (principal executive officer)

Dated: April 5, 2019	By:	/s/ Daniel Dorsey
Daniel Dorsey
Director, Chief Financial Officer
(principal financial and accounting officer)

40