Form 10-Q
period 2019-03-31
FISION Corp
filed 2019-05-22
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 111,648,147 shares of common stock are outstanding as of May 22, 2019.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$47,849	$121,900
Accounts receivable, net	34,689	19,498
Notes Receivable	817,674	811,234
Prepaid Expenses	31,536	31,955
Total Current Assets	931,748	984,587

Property and equipment, net	$5,818	$6,599

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	50,152	52,598
Deposits	8,053	8,053
Total Assets	$1,009,571	$1,065,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,020,859	$856,096
Customer advances	135,665	181,469
Derivative liability	948,529	1,480,978
Note payable and accrued interest - related party	462,881	284,377
Notes payable, net of debt discount of $477,415 and $1,050,602 respectively	623,091	590,636
Total Current Liabilities	3,191,025	3,393,556

Long-Term Liabilities:
Long-Term Convertible Notes Payable, net of debt discount of $462,045 and $541,275 respectively	443,955	607,725
Total Long-Term Liabilities	443,955	607,725

Total Liabilities	3,634,980	4,001,281

Contingencies and Commitments

Stockholders' Equity (Deficit):
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 78,363,863 and 67,454,276 shares issued and outstanding, respectively	7,836	6,745
Additional paid in capital	20,866,321	19,572,322
Accumulated deficit	(23,499,566)	(22,514,711)
Total Stockholders' Equity (Deficit)	(2,625,409)	(2,935,644)
Total Liabilities and Stockholders' Equity	$1,009,571	$1,065,637

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUE	$133,153	$126,880

COST OF SALES	20,977	22,059

GROSS MARGIN	$112,176	$104,821

OPERATING EXPENSES
Sales and Marketing	166,965	212,380
Development and Support	148,638	173,132
General and Administrative	316,197	452,421

TOTAL OPERATING EXPENSES	$631,800	$837,933

OPERATING LOSS	$(519,624)	$(733,112)

OTHER INCOME / (EXPENSES)
Interest expense and debt discount	(289,957)	(594,730)
Amortization expense/amortization of debt discount	(217,966)	(14,370)
OID and other expenses (income)	-	(32,500)
Change in fair value of derivatives	(228,339)	744,319
Gain on settlement of debt, net	264,591	215,488
Other Interest Income	6,440	-
TOTAL OTHER INCOME / (EXPENSES)	$(465,231)	$318,207

NET LOSS	$(984,855)	$(414,905)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	74,514,874	47,940,631

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(984,855)	$(414,905)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Common stock issued for services	54,056	134,000
Depreciation and Amortization	3,227	780
Stock warrants/Stock Options issued for services	89,079	110,307
Changes in fair value of Derivatives	228,339	(744,319)
Interest expense for derivatives and debt discount	-	415,611
Gain on Settlement of Debt	(264,591)	-
Amortization of Debt Discount	217,965	14,370
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	(15,191)	21,549
Customer Contracts - Unrecognized Revenue	-	11,924
Notes Receivable - Interest Receivable/Notes Receivable	(6,440)	-
Prepaid expenses	863	84,375
Increase (decrease) in:
Accounts payable & accrued expenses	62,218	(4,952)
Change in Customer Advances	(45,804)	-
Net Cash Used in Operating Activities	(661,134)	(371,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Disposal of property and equipment Purchase of Property and Equipment	-	(5,000)
Net Cash Used In Investing Activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(431,000)	(77,000)
Proceeds from note payable	348,693	524,000
Proceeds from related party notes	325,390	20,000
Repayments for related party notes	(6,000)	-
Repayments on line of credit	-	(3,000)
Proceeds from issuance of common stock	350,000	-
Net Cash Provided by Financing Activities	587,083	464,000

Net (Decrease) Increase in Cash	(74,051)	87,740

Cash at Beginning of Period	121,900	10,773
Cash at End of Period	$47,849	$98,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$(40,363)	$(12,906)
Noncash operating and financing activities:
Common Stock Issued for Services	$-	$134,000
Stock warrants/Stock Options issued for services	$-	$110,907
Conversion of debt and accrued interest to common stock	$742,391	$291,462
Warrants issued as debt discount	$59,121	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained
	Preferred	Preferred	Common	Common	Paid in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total

Balance, December 31, 2017	-	-	45,935,369	$4,593	$15,822,262	$(18,521,865)	$(2,695,010)

Common stock issued for cash			7,000,000	700	1,399,300		1,400,000
Stock issued for services			4,154,960	416	460,654		461,070
Warrants/Options granted for services			1,284,564	128	1,249,537.00		1,249,665
Conversion of notes payable and accrued interest/expenses			9,079,383	908	640,697		641,605
Exercise of warrants				-	(128.46)		(128)
Net loss						(3,992,846)	(3,992,846)
Balance, December 31, 2018	-	-	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash			1,750,000	175	349,825		350,000
Stock issued for services			537,500	54	54,446		54,500
Warrants/Options granted for services					89,079		89,079
Warrants Issued as a debt discount					59,121		59,121
Conversion of notes payable and accrued interest/expenses			8,622,087	862	741,528		742,390
Net loss						(984,855)	(984,855)
Balance, March 31, 2019	-	-	78,363,863	$7,836	$20,866,321	$(23,499,566)	$(2,625,409)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

Although these interim financial statements for the three-month periods ended March 31, 2019 and 2018 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for this 2019 interim period is not necessarily indicative of the results to be expected for the full year ended December 31, 2019 or for any other future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K filed with the SEC on April 5, 2019.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the quarter ended March 31, 2019, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the three months ended March 31, 2019, three customers exceeded 10% of our revenues, including one for 25.1% of revenues, one for 16.2% of revenues, and one for 12.9% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which was updated in August 2015. ASC 606 provides accounting guidance related to revenue from contracts with customers. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has implemented the five-step process of ASC 606 in determining revenue recognition from contracts with customers.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted and implemented ASU 2016-02 on the Company’s financial statements and disclosures. There will be no material impact of ASU 2016-02 on the Company’s financial statements and disclosures, as our two-year lease is expiring in December 2019.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential common shares under the treasury stock method. Diluted net loss per common share is not shown, since the assumed exercise of stock options and warrants using the treasury stock method are anti-dilutive. For the period ending March 31, 2019 and March 31, 2018, there were 25,871,403 and 10,438,069 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

At March 31, 2019 the Company had a working capital deficiency of approximately $2.3 million and an accumulated deficit of approximately $23.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2019:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$948,529

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2019	Convertible Notes	Change in fair Value	Conversions	Fair Value March 31, 2019

Derivative liability	$1,480,978	$209,101	$228,339	-$969,889	$948,529

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0135 - $.063
Expected Volatility	97.59% - 122.4%
Expected Term	6 mos.
Risk free interest rate	2.21%
Expected dividends	-

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

NOTE 4 -- NOTES PAYABLE

At March 31, 2019 we were indebted under various Notes Payable in the total amount of $2,726,766 including accrued interest. Following is a summary of our outstanding Notes Payable indebtedness as of March 31, 2019:

Summary Description of Notes Payable and Accrued Interest	Amount Owed
Decathlon LLC – Senior Secured Note, due 9/30/18, in default, interest at 15%	$114,255
Finquest Capital Inc – Secured Note, due 4/15/18, in default, interest at 15%	42,005
Brajoscal, LLC – Secured Note, due 12/31/18, in default, interest at 18%	42,813
Nottingham Securities Inc, monthly settlement payments, in default	72,276
MGA Holdings LLC, due 11/26/18, in default, interest at 8%	85,800
Greentree Financial Group, Inc, due 8/28/18 – 9/9/18, interest at 11%	313,952
L&H, Inc, due 6/26/19 –7/12/19, interest at 8%	52,000
Power Up Lending Group, due 10/12/19 – 1/10/20, interest at 12%	56,598
Ignition Capital, LLC, due 11/30/18, in default, interest at 6%	106,833
Collision Capital, due 12/31/18, in default, interest at 6%	20,900
Capital Market Solutions LLC due on demand, interest at 6%, related party	319,390
Note payable to individual accredited investor, due 12/31/18, in default, interest at 12%	137,320
Note payable to individual accredited investor, due 4/24/19-7/3/19, interest at 12%	122,695
Note payable to individual accredited investor, due 12/31/18, in default, interest at 6%	1,970
Note payable to individual accredited investor, due 5/25/19, non-interest bearing	176,000
Notes payable to four individual accredited investors, due October-November 2019, interest at 12%	348,875
Notes payable to six individual accredited investors, due January-May 2020, interest at 12%	218,154
Notes payable to five individual accredited investors, due March 2022, interest at 6%	351,439
Note payable to CEO, due on demand, interest at 6%	143,491
Total	$2,726,766

Note: Excludes discounts on convertible notes payables in the amount of $939,460 for derivative securities.

NOTE 5 – CONVERTIBLE AND OTHER NOTES

Long-Term 2019 Convertible Notes

In March 2019,  we issued a total of $350,000 in Convertible Notes sold to five accredited individual investors who purchased these notes from our 2019 private placement of $50,000 Notes bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert the notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion. There are 1,750,000 detachable warrants issued in conjunction with Notes of $350,000. Pursuant to ASC 470, the fair value of the warrants attributable to a discount on the debt is $59,121 (See Note 7), this amount will be amortized to interest expense on a straight-line basis over the term of the loans.

NOTE 6 – CONSULTING CONTRACT WITH CAPITAL MARKET SOLUTIONS, LLC.

In April 2019 we entered into a consulting contract with Capital Market Solutions, LLC, a Delaware limited liability company (“CMS”) which provides that for a term of one year, CMS will provide the Company with various management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock valued at $1,797,000 and a five-year warrant to purchase an additional 30 million common shares exercisable at $.20 per share, with the warrant having a value of $1,297,570 under our Black-Scholes pricing model.

NOTE 7 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2019 there were 78,363,863 outstanding shares of common stock and no outstanding shares of preferred stock.

During the three months ended March 31, 2019, we completed the following equity transactions:

In February 2019 we issued 300,000 common shares valued at $26,730 for advisory services to be provided to us during February-April 2019.

In February 2019 we also issued 62,500 common shares to our independent director, John Bode for his service as a director in the fourth quarter of his first year of service, and we also granted him $12,500 worth of our common stock at the end of each quarter of board service, for four quarters, for agreeing to serve on our Board of Directors for a second year commencing March 1, 2019.

During January-March 2019 we received proceeds of $350,000 from certain accredited investors who made payments of their second tranche under our recent private placement, for which we issued to them a total of 1,750,000 purchased common shares and 175,000 advisory common shares.

During February-March 2019 we issued an aggregate of 8,622,087 common shares and two-year warrants to purchase 3,182,834 common shares (exercisable at $.20 per share and valued at $63,502 under Black-Scholes pricing) to noteholders who converted their outstanding notes in the amount of $742,841, with the conversion prices and warrant terms based on specific terms contained in the notes. Of the $742,841 converted debt, $490,000 was a mandatory conversion for certain noteholders converting at $0.15 to $0.16 per share for 3,182,834 common shares.

During March 2019, we issued 1,750,000 warrants, three year warrant with a strike price of $0.20 per share, with a Black-Scholes value of $59,121 and recorded as debt discount, in connection with a $350,000 convertible debt offering sold to five individual accredited investor who purchased the note from our 2019 private placement of $50,000 Notes bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert the notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion.

In March 2019, we recognized an option expense of $20,946 for our employee stock options previously granted to employees.

NOTE 8 -- RELATED PARTY TRANSACTIONS

Our Notes Payable as of March 31, 2019 include $143,491 owed to our CEO, Michael Brown, and $137,603 owed to our former CFO, Garry Lowenthal, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum.

In February 2019 we entered into an Independent Director Agreement compensating to John Bode $12,500 worth of our common stock at the end of each quarter of board service, for four quarters, for agreeing to serve on our Board of Directors for a second year.

NOTE 9 -- SUBSEQUENT EVENTS

In April 2019 we entered into a one-year consulting contract in consideration for our payment to the consultant of $50,000 monthly, 30 million shares of our common stock valued at $1,797,000 and a five-year warrant to purchase an additional 30 million common shares exercisable at $.20 per share, with the warrant having a value of $1,297,570 under our Black-Scholes pricing model. See foregoing Note 6.

In April through May 2019, we issued an aggregate of 3,284,284 common shares to noteholders who converted total outstanding debt of $51,500, with the conversion price based on specific terms contained in these notes.

In April 2019,  we issued a $50,000 in Convertible Note sold to an accredited investor who purchased the note from our 2019 private placement of $50,000 Notes bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert the notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, along with a three year warrant with a strike price of $0.20 per share, with a Black-Scholes value of $8,280.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are certain statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider the specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We have developed and successfully commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise. We believe that our innovative Fision platform, proprietary technology, forward-looking strategy, and experienced management have now positioned us to become a future leader in the agile marketing and sales enablement segment of the rapidly growing software-as-a-service (SaaS) industry.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts typically having terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of March 31, 2019, we have written license contracts with fourteen (14) customers actively using our Fision platform for their marketing and sales operations. And currently we are engaged in negotiations with or procurement of several additional material customers.

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

Our market and potential customer base are global and virtually unlimited, since our Fision platform software solutions provide significant benefits to the marketing and sales departments and personnel of any commercial enterprise, regardless of size and widespread locations. Our customers typically “stick” with us and our Fision platform, and accordingly we receive substantial recurring revenues from them. Certain customers have maintained written contracts with us for years. We regard our high percentage of recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers under written contracts. We believe the ability of our software platform to realize such recurring revenues is a key feature of our business model.

We market and license our proprietary software platform both through direct sales obtained by our management and in-house sales personnel, and through utilizing experienced independent national technology sales agencies known as our “channel partners.” To date we have entered into three significant channel partnership arrangements, and we have realized material revenues from the sales efforts of our channel partners.

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

Cloud-Based Platform - Storage and operation of our Fision software solutions platform along with the digital marketing and sales assets and related data of our customers are outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and related software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which is a leading provider and offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data with our premier cloud provider, as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our Fision software solutions to our customers than we could perform in any event.

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

Significant Marketing Developments

Our primary marketing strategy focused toward large enterprise companies has succeeded in various industries. We believe these significant recent clients will result in substantial increases in our future recurring revenues from our cloud-based Fision software platform. Our recent large enterprise customers include:

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

Our Employees and Properties

We currently have eleven (11) full-time employees, including our Chief Executive Officer, Vice President of Product Engineering, Chief Revenue Officer, Controller/Office Manager, Finance and Accounting Specialist, Customer Support Specialist, Client Services Manager, Marketing Manager, and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

In 2017 we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO), and in 2018 we were granted Patent No. US 9,984,094 B2 from the USPTO, which were entitled “Computerized Sharing of Digital Asset Localization Between Organizations.” We also have a couple additional patent claims involving our software technology which are filed and pending with the USPTO, and we expect to obtain patent grants for them.

Inflation and Seasonality

We do not consider our operations and business to be materially affected by either inflation or seasonality.

Litigation

From time to time, we become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Except for the following threatened litigation, we currently are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation against or involving us.

We have threatened litigation from Continuity Logic LLC, the private company we entered into an Agreement and Plan of Merger on August 3, 2018 that was terminated on February 4, 2019, for long term loans to investors, an aggregate of $490,000 due on September 30, 2020. The majority of the proceeds of these long term loans were used to fund the operations of Continuity Logic, LLC, as the Company continued its due diligence on the August 3, 2018 merger transaction. Subsequently on March 15, 2019, a mandatory conversion clause in the notes were converted into shares of common stock and warrants of the Company. See Note #7 in the Notes to the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We have adopted and implemented ASU 2016-02 for this interim and future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the our present or future financial statements.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenue -- Revenue was $133,153 for the quarter ended March 31, 2019 compared to revenue of $126,880 for the quarter ended March 31, 2018, which revenues for the first quarters of 2019 and 2018 were similar.

Cost of Sales – Cost of sales for the quarter ended March 31, 2019 was $20,977 (15.8% of revenue) compared to cost of sales of $22,059 (17.4% of revenue) for the quarter ended March 31, 2018. This percentage decrease in cost of sales for the 2019 quarter compared to the 2018 quarter was due primarily to more efficient use of our Microsoft cloud service provider in the 2019 period.

Gross Margin – Gross margin for the quarter ended March 31, 2019 was $112,176 compared to $104,821 for the quarter ended March 31, 2018. Gross margin as a percentage of revenue was 84.2 % for the first quarter of 2019 compared to 82.6% of revenue for the first quarter of 2018.

Operating Expenses – Operating expenses totaled $631,800 for the quarter ended March 31, 2019 compared to $837,933 for the quarter ended March 31, 2018. This decrease of $206,133 in operating expenses for the first quarter of 2019 was due primarily to lower marketing, development and administrative expenses in the 2019 quarter since the 2018 quarter included considerable one-time costs to support our new large enterprise customers and for a decrease in general and administrative expenses for stock-based related compensation for consulting services.

Other Income (Expenses) – Other income (expenses) for the first quarter ended March 31, 2019 were ($465,231) in expenses compared to other income (expenses) of $318,207 in income for the first quarter ended March 31, 2018. Other income (expenses) for the 2019 first quarter included (i) $507,923 for net interest expense, debt discount and amortization costs related to our convertible debt (compared to $641,600 for such convertible debt costs in the 2018 first quarter), (ii) $228,339 expense for the accounting adjustment in the change of fair value of our derivatives (compared to $744,319 income for such change in fair value of derivatives in the 2018 first quarter), and (iii) $264,591 net gain on settlement of debt (compared to $215,488 net gain on settlement of debt in the 2018 first quarter.

Net loss – Our net loss for the quarter ended March 31, 2019 was $984,855 compared to $414,905 for the quarter ended March 31, 2018, which greater loss of $569,950 in the 2019 first quarter was due primarily to the much larger accounting adjustment for the change in fair value of our derivative liability and amortization of debt discount in the 2018 period.

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

As of March 31, 2019, we had total liabilities of $3,634,980 including Notes Payable with related accrued interest of $2,726,766. A summary of our current outstanding Notes Payable indebtedness as of March 31, 2019 is set forth in Note 4 of our foregoing interim financial statements included in this quarterly report.

Currently we have approximately $28,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until June 2019. Accordingly, we need to continue raising substantial capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of expected revenue and receivables, we will require approximately $2,500,000 in additional financing to fund our operational working capital and satisfy certain debt payments for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. As of March 31, 2019, we had cash and current accounts receivable of only $82,538 and a working capital deficiency of $2,259,277. Over the past few years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Used in Operating Activities – We used $661,134 of net cash in operating activities for the three months ended March 31, 2019 compared to $371,260 of net cash used in operating activities for the three months ended March 31, 2018. This increase of $289,874 of net cash used in operating activities in the 2019 first quarter was due primarily to a larger net loss in the 2019 first quarter and increased payments of outstanding accounts payable in the 2019 quarter.

Net Cash Used in Investing Activities -- During the three months ended March 31, 2019, we used no net cash in investing activities, compared to net cash used in investing activities of $5,000 for an equipment purchase during the three months ended March 31, 2018.

Net Cash Provided by Financing Activities -- During the three months ended March 31, 2019 we were provided net cash by financing activities of $587,083 including proceeds from sales of common stock of $350,000 and from notes payable of $668,083, offset by $431,000 used for repayments on notes payable. In comparison, during the three months ended March 31, 2018 we were provided net cash by financing activities of $464,000 in proceeds from issuance of notes payable of $544,000 offset by $77,000 used for repayments on notes payable and a $3,000 payment on our line of credit.

Convertible Note Financing

For the past couple years, a majority of our financing consisted of Convertible Notes sold to accredited investors in private transactions. In 2017 we raised a total of $1,020,000 through issuance of Convertible Notes, and in 2018 we raised a total of $2,959,500 through issuance of Convertible Notes. From January through March 2019, we raised a total of $350,000 through the issuance of long term Convertible Notes and $318,083 from promissory notes with Capital Market Solutions, LLC.

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

Payment by investors in this private placement is payable in two equal tranches, with the first tranche due upon entering into the Stock Purchase Agreement, and the second tranche payable anytime thereafter but no later than that date occurring three days after the effectiveness with the Securities and Exchange Commission (SEC) of an S-1 Registration Statement covering all common shares obtained by investors in this private offering. We have filed this Registration Statement with the SEC.

We have sold and received subscriptions for all 10,000,000 common shares offered in this private placement, and to date we have received proceeds of $1,750,000 from accredited investors, for which we have issued an aggregate of 8,750,000 purchased shares and 875,000 Advisory Shares. Accordingly, an amount of $250,000 is still outstanding to complete the second tranche of this private offering.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the three months ended March 31, 2019 we continued to incur a substantial net loss of $984,855, our accumulated deficit as of March 31, 2019 is $23,499,566, and our working capital deficiency as of March 31, 2019 is $2,259,277. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2019, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2018.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the first quarter ended March 31, 2019 are as follows:

In February 2019, we issued 300,000 unregistered common shares valued at $26,730 to a consultant for advisory services to be provided to us during February-April 2019.

In February 2019 we also issued 62,500 common shares to our independent director, John Bode for his service as a director in the fourth quarter of his first year of service, and we also agreed to grant him $12,500 worth of our common stock at the end of each quarter of board service, for four quarters, for agreeing to serve on our Board of Directors for a second year commencing March 1, 2019.

In February-March 2019 we issued an aggregate of 8,622,087 common shares and two-year warrants to purchase 3,182,834 common shares (exercisable at $.20 per share and valued at $63,502 under Black-Scholes pricing) to noteholders who converted their outstanding notes in the amount of $742,841, with the conversion prices and warrant terms based on specific terms contained in the notes. Of the $742,841 converted debt, $490,000 was a mandatory conversion for certain noteholders converting at $0.15 to $0.16 per share for 3,182,834 common shares.

During January-March 2019, we received proceeds of $350,000 from accredited investors making payments of their second tranche funding under our recent private placement, for which we issued a total of 1,750,000 unregistered purchased common shares and 175,000 unregistered advisory common shares. These proceeds were used by us for working capital and general corporate purposes.

In April 2019, we entered into a one-year consulting contract in consideration for our payment to the consultant of $50,000 monthly, 30 million shares of our common stock valued at $1,797,000 and a five-year warrant to purchase an additional 30 million common shares exercisable at $.20 per share, with the warrant having a value of $1,297,570 under our Black-Scholes pricing model. See foregoing Note 6.

In April through May 2019, we issued an aggregate of 3,284,284 common shares to noteholders who converted total outstanding debt of $51,500, with the conversion price based on specific terms contained in these notes.

In April 2019, we issued a $50,000 in Convertible Note sold to an accredited investor who purchased the note from our 2019 private placement of $50,000 Notes bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert the notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, along with a three year warrant with a strike price of $0.20 per share, with a Black-Scholes value of $8,280.

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

FISION Corporation

By:	/s/ Michael Brown	May 22, 2019
Michael Brown,
Chief Executive Officer

And:	/s/ Daniel Dorsey	May 22, 2019
Daniel Dorsey
Chief Financial Officer

