Form 10-Q
period 2019-06-30
FISION Corp
filed 2019-09-06
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (#232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes     ☒ No

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 121,330,016 shares of common stock are outstanding as of September 5, 2019.

Corporate Contact Information

Our executive, sales and marketing offices, as well as our software development spaces and equipment, are located at 100 N. Sixth Street, Suite 308 B, Minneapolis, MN 55403; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets:
Cash	$14,362	$121,900
Accounts receivable, net	19,169	19,498
Notes Receivable, net of allowance for doubtful accounts	414,837	811,234
Prepaid Expenses	1,535,064	31,955
Total Current Assets	1,983,432	984,587

Property and equipment, net	5,038	6,599

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	47,705	52,598
Deposits	25,393	8,053
Total Assets	$2,075,368	$1,065,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$993,920	$856,096
Customer advances	191,761	181,469
Derivative liability, notes and warrants	2,032,011	1,480,978
Note payable and accrued interest - related party	146,975	284,377
Convertible Notes payable, net of debt discount of $289,593 and $1,050,602 respectively	806,497	590,636
Total Current Liabilities	4,171,164	3,393,556

Long-Term Liabilities:
Long-Term Convertible Notes Payable, net of debt discount of $1,044,599 and $541,275 respectively	499,507	607,725
Total Long-Term Liabilities	499,507	607,725

Total Liabilities	4,670,671	4,001,281

Stockholders’ Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 118,653,245 and 67,454,276 shares issued and outstanding, respectively	11,865	6,745
Additional paid in capital	23,473,301	19,572,322
Accumulated deficit	(26,080,469)	(22,514,711)
Total Stockholders’ Deficit	(2,595,303)	(2,935,644)
Total Liabilities and Stockholders’ Deficit	$2,075,368	$1,065,637

The accompanying unaudited notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$135,091	$129,339	$268,243	$256,219

COST OF SALES	30,198	23,929	51,175	45,987

GROSS MARGIN	$104,893	$105,410	$217,068	$210,232

OPERATING EXPENSES
Sales and Marketing	157,350	165,590	324,314	377,971
Development and Support	144,801	233,680	293,439	406,811
General and Administrative	1,217,084	346,472	1,540,480	798,893
Bad Debt Expense Reserve	416,026	-	416,026	-

TOTAL OPERATING EXPENSES	$1,935,261	$745,742	$2,574,259	$1,583,675

OPERATING LOSS	$(1,830,368)	$(640,332)	$(2,357,191)	$(1,373,443)

OTHER INCOME / (EXPENSES)
Interest	(49,562)	(173,035)	(328,535)	(352,154)
Amortization expense/amortization of debt discount	(921,389)	(132,952)	(1,141,800)	(562,933)
OID, excess derivative expense and other expenses	(753,967)	(32,500)	(753,967)	(65,000)
Change in fair value of derivatives	(142,336)	(414,593)	86,002	329,726
Loss on extinguishment of debt / settlement of debt	(129,154)	96,471	(321,241)	311,959
Extinguishment of derivative liabilities	1,158,036	-	1,158,036	-
Other Interest Income	102,523	-	92,939	-
TOTAL OTHER INCOME / (EXPENSES)	$(735,849)	$(656,609)	$(1,208,566)	$(338,402)

NET LOSS	$(2,566,217)	$(1,296,941)	$(3,565,758)	$(1,711,845)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	115,854,553	51,012,935	94,658,831	49,485,270

The accompanying unaudited notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2019 and 2018

			Additional	Retained
	Common	Common	Paid in	Earnings
	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2017	45,935,369	$4,593	$15,822,262	$(18,521,865)	$(2,695,010)

Stock issued for services	800,000	80	133,920		134,000
Warrants/Options granted for services			110,307		110,307
Conversion of notes payable and accrued interest/expenses	2,012,957	201	130,232		130,433
Net loss				(414,905)	(414,905)
Balance, March 31, 2018	48,748,326	$4,874	$16,196,721	$(18,936,770)	$(2,735,175)

Stock issued for services	1,279,960	128	188,748		188,748
Warrants/Options granted for services			94,542		94,542
Conversion of notes payable and accrued interest/expenses	3,861,843	386	256,594		256,980
Net loss				(1,296,941)	(1,296,941)
Balance, June 30, 2018	53,890,129	$5,388	$16,736,605	$(20,233,711)	$(3,491,718)

			Additional	Retained
	Common	Common	Paid in	Earnings
	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825		350,000
Stock issued for services	537,500	54	54,446		54,500
Warrants/Options granted for services			148,199		148,199
Conversion of notes payable and accrued interest/expenses	8,622,087	862	741,528		742,391
Net loss				(999,541)	(999,541)
Balance, March 31, 2019	78,363,863	$7,836	$20,866,320	$(23,514,252)	$(2,640,096)

Stock issued for services	35,245,098	3,525	2,027,975		2,031,500
Warrants/Options granted for services			352,010		352,010
Conversion of notes payable and accrued interest/expenses	5,044,284	504	226,996		227,500
Net loss				(2,566,217)	(2,566,217)
Balance, June 30, 2019	118,653,245	$11,865	$23,473,301	$(26,080,469)	$(2,595,303)

The accompanying unaudited notes are an integral part of these unaudited consolidated condensed financial statements.

FISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(3,565,758)	$(1,711,847)
Net cash used in operating activities:
Common stock issued for services	2,086,000	322,876
Depreciation and Amortization	6,453	15,930
Warrant and Stock Options issued for services	500,209	204,849
Change in Fair Value of Derivatives	(86,000)	329,726
Excessive derivative expense	753,963	160,402
Loss on extinguishment of debt	305,127	-
Extinguishment of derivative liability due to convertible note conversions	(1,158,036)	(311,959)
Bad Debt Expense	416,026	-
Amortization of Debt Discount	1,141,800	(562,933)
Interest income on notes receivable	(19,629)	-
Changes in Operating Assets and Liabilities (Increase) decrease in:
Accounts receivable	329	13,275
Deposits	(17,340)	-
Customer Contracts - Unrecognized Revenue	-	11,924
Work In Process	-	8,400
Prepaid expenses	(1,503,109)	44,106
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	159,735	381,589
Change in Customer Advances	10,292	-
Net Cash Used in Operating Activities	(969,938)	(1,093,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	(5,000)
Net Cash Used In Investing Activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of convertible debt	(343,000)	(149,100)
Proceeds from convertible notes	850,000	1,310,000
Proceeds from related party notes	7,500	26,125
Repayments for related party notes	(2,100)	-
Proceeds from issuance of common stock	350,000	-
Net Cash Provided by Financing Activities	862,400	1,187,025

Net (Decrease) Increase in Cash	(107,538)	88,363

Cash at Beginning of Period	121,900	10,773
Cash at End of Period	$14,362	$99,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Accrued interest converted to common stock	$39,390	$34,676
Accrued interest increasing note payable	12,078	-
Derivatives recorded as debt discount	1,041,106	-
Notes payable converted to common stock	$930,500	$386,519

The accompanying unaudited notes are an integral part of these unaudited consolidated condensed financial statements.

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FISION Corporation, (formerly DE 6 Acquisition, Inc.), a Delaware corporation (the “Company”) was incorporated on February 24, 2010, and was inactive until December 2015 when it merged with Fision Holdings, Inc., an operating business based in Minneapolis, Minnesota. As a result of this reverse merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated under the laws of the State of Minnesota in 2010, and has developed and commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

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

Although these interim financial statements for the three-month and six-month periods ended June 30, 2019 and 2018 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2019 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future period.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During December 31, 2018 and the six months ended June 30, 2019, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the six months ended June 30, 2019, two customers exceeded 10% of our revenues, including one for 13% of revenues, and one for 17% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2017. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has already adopted the application of ASC 606 and has evaluated the impact of ASC 606 and the application of ASC 606 did not have a material impact on its consolidated financial statements and disclosures, as the Company had already implemented the five-step process in determining revenue recognition from contracts with customers.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application will have a material impact on its consolidated financial statements. The Company has only one office lease, which will expire on December 31, 2019, whereby there will be no impact on our consolidated financial statements.

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

As of June 30, 2019 and December 31, 2018, there were 54,866,313 and 20,956,569 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

See above “Revenue Recognition” and “Lease Accounting” sections in this Note 1.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

NOTE 2 -- GOING CONCERN

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our future ability to achieve and maintain profitable operations, and to raise substantial additional capital as required until we attain profitable operations.

At June 30, 2019 we had a working capital deficiency of approximately $2,187,732, an accumulated deficit of $26,080,469 and $969,938 of net cash used in operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising the necessary funds to support an increase in our marketing and sales personnel and activities to obtain increased revenues, and otherwise addressing our ability to continue as a going concern. Our management believes that if we succeed in raising substantial additional capital to implement planned increased funding for marketing and sales support, we will be able to generate material increased revenues and continue as a going concern. Unless we can raise significant additional working capital, however, we most likely will not be able to continue as a going concern.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2018 and June 30, 2019:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$2,032,011

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value January 1, 2019	Additions	Change in fair Value	Extinguishment	Fair Value June 30, 2019

Derivative liability	$1,480,978	$1,795,071	$(86,002)	$(1,158,036)	$2,032,011

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0135 - $.05
Expected Volatility	168%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.91 - 1.13%
Expected dividends	-

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

NOTE 4 – NON DERIVATIVE NOTES PAYABLE

At June 30, 2019, we were indebted under various convertible Notes Payable of $366,011 and non-convertible Notes Payable of $809,803, for a total amount of $1,175,804 including accrued interest of $222,332.

NOTE 5 – NOTES RECEIVABLE

Our notes receivable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	Dec. 31, 2018
Notes receivable	$804,300	$804,300
Accrued interest	19,629	6,934
Total	830,863	811,234
Less reserve	(416,026)	-
Notes receivable, net	$414,837	$811,234

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity for working capital purposes, of which a total balance of $830,863 is still outstanding as of June 30, 2019. These loans mature on August 31, 2019, with two ninety day extensions, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company. Further, during June 2019, the Company commenced a Complaint to Continuity Logic LLC regarding the unpaid balance of the Notes Receivable. Accordingly, the Company booked a reserve of $416,026 against the unsecured portion of the loans. Continuity Logic, LLC is not a related party to the Company.

NOTE 6 – PREPAID EXPENSES

Our prepaid expenses at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	Dec. 31, 2018
Prepaid expenses	$1,535,064	$31,955

Our prepaid expenses as of June 30, 2019 consist of advance sales commission of $196 and $1,534,313 value of common stock issued for consulting/advisory agreements including i) $1,347,750 remaining on the Capital Market Solutions LLC agreement disclosed in the following Note 8; and ii) $186,759 remaining on two advisory service agreements with two independent financial advisors.

NOTE 7- CONVERTIBLE NOTES

During March-June 2019, we issued a total of $650,000 in convertible notes sold to five accredited individual investors who purchased these notes from our 2019 private placement bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert these notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $501,996, under our Black-Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity.

In April 2019, we issued a $50,000 convertible note to an accredited investor, in addition to an additional $141,106 convertible notes for the conversion of existing short term notes to long term convertible notes to two affiliate accredited investors, bearing interest at 6% per annum during the three-year term of the note, and being convertible into our common shares at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $222,049, under our Black-Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity.

During May 2019, we issued a $250,000 convertible note to an accredited investor, in addition to an $250,000 convertible note for the conversion of an existing short term note to a long term convertible note to an affiliate accredited investor (See Note 8), bearing interest at 6% per annum during the three-year term of the note, and being convertible into our common shares at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black-Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $399,974 for the May 2019 $250,000 note and the April 2019 $141,106 notes to affiliate noteholders for these conversions.

ASC 470-50-40-10 (EITF Issue 96-19) establishes the criteria for debt extinguishment and modification. If the debt is substantially different, then the debt is extinguished, and a gain or loss is calculated and recorded. Substantially different is defined by the following three tests:

1.	Ten percent or more difference in cash flows – The present value of the cash flow under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument.

2.	Embedded conversion option difference is 10% or more – The change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10% of the carrying amount of the original debt instrument immediately prior to the modification or exchange; or

3.	There is the addition or elimination of a substantive conversion option – A modification or an exchange of debt instruments that adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange.

As of June 30, 2019, the Company had $499,507 outstanding in long term convertible notes, which is net of debt discount of $1,044,599. These notes have accrued interest of $142,499, which is included in accounts payable and accrued expenses on the balance sheet.

The Company recorded a gain of $1,158,036 related to the extinguishment of derivative liabilities on notes that were settled and converted during the six months ended June 30, 2019.

NOTE 8-- CONSULTING CONTRACT WITH CAPITAL MARKET SOLUTIONS LLC

In April 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, providing that for a term of one year, CMS will provide us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which has been recorded as an asset as a pre-paid expense, to be amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which warrant we valued at $1,297,570 utilizing a Black Scholes pricing model, with the warrant expense to be amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year.

NOTE 9 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2019 there were 118,653,245 outstanding shares of common stock and no outstanding shares of preferred stock.

In February 2019 we issued 300,000 common shares valued at $26,730 for advisory services to be provided to us during February-April 2019.

In February 2019 we also issued 62,500 common shares to our independent director, John Bode for his service as a director in the fourth quarter of his first year of service, and we also granted him $12,500 worth of our common stock vesting at the end of each quarter of his second year as a director, in consideration for his agreement to serve as a director for the year commencing March 1, 2019.

During January-March 2019 we received proceeds of $350,000 from certain accredited investors who made payments of their second tranche under our recent private placement, for which we issued to them a total of 1,750,000 purchased common shares and 175,000 advisory common shares, pursuant to the terms of a Securities Purchase Agreement as an Advisory Fee based on ten percent of the shares purchased in this private placement.

During February-March 2019 we issued an aggregate of 8,622,087 common shares and two-year warrants to purchase an aggregate of 3,182,834 common shares (exercisable at $.20 per share and valued at $63,502 under Black-Scholes pricing) to noteholders who converted their outstanding notes in the amount of $742,391, with the conversion prices and warrant terms based on specific terms contained in the notes.

In March 2019, we also issued three-year warrants to purchase an aggregate of 1,750,000 common shares exercisable at $.20 per share (with a Black-Scholes model value of $59,121 and recorded as a debt discount), in connection with a convertible debt offering of $350,000 to five accredited investors and bearing interest at 6% per annum during the five-year term of these notes, and also being convertible into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares during the ten days prior to conversion.

In March 2019, we recognized an option and warrant expense of $148,199 for certain employee stock options previously granted to our employees.

In April 2019 we entered into a one-year consulting contract in consideration for our payment to the consultant of $50,000 monthly, 30 million shares of our common stock, and a five-year warrant to acquire an additional 30 million shares for $.20 per share. See foregoing Note 8.

In April-May 2019, we issued an aggregate of 3,284,284 shares of our common stock to two noteholders who converted total outstanding Notes in the amount of $51,500, with the conversion price based on specific terms contained in the Notes, in addition, we issued an aggregate of 5,000,000 common shares valued at $222,000 for advisory services to be provided to us during one year advisory agreements.

In May 2019 we issued 245,098 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

In June 2019, three noteholders converted $176,000 of outstanding Notes owed to them into an aggregate of 1,760,000 common shares, with the conversion prices based on specific terms contained in these Notes.

NOTE 10-- RELATED PARTY TRANSACTIONS

Our Notes Payable as of June 30, 2019 include $146,975 owed to our CEO, Michael Brown, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum.

In February 2019, we entered into a one-year Independent Director Agreement with our director John Bode, providing quarterly compensation to him of $12,500 in value of our restricted common stock which vests quarterly, in consideration for his serving on our Board of Directors during the one-year term of the Agreement.

In April 2019, we entered into a consulting contract with CMS providing that for a term of one year. CMS will provide us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 (Note 8).

In May 2019, our largest and also a principal shareholder, Capital Market Solutions, LLC (CMS). (See Note 8) entered into a Long Term Convertible Note with us in the principal amount of $250,000 for the conversion of existing short term notes, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10day period prior to conversion. The Convertible Notes also includes three year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $399,974 (Note 7).

CMS also has additional short term nonconvertible notes for a total of $214,954, which are in default as of June 30, 2019. In addition, an affiliated company, MGA Holdings, LLC has $82,500 of short term nonconvertible notes are in default as of June 30, 2019.

NOTE 11 -- SUBSEQUENT EVENTS

In July 2019, an individual accredited investor purchased a Promissory Note from us in the principal amount of $75,000, having an interest rate of 12% per annum, and maturing on January 18, 2020. In consideration for making this investment, we also issued this investor 100,000 restricted shares of our common stock.

In August 2019, an accredited investor notified the Company of a Conversion Notice pursuant to a Convertible Promissory Note dated July 15, 2019. Pursuant to the terms of the note, conversion was based on a Volume Weighted Average Price for a prior ten-day lookback period, resulting in $80,162 note balance converted into 2,676,771 unrestricted shares of common stock.

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

We have developed and commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of June 30, 2019, we have written license contracts with fourteen (14) customers actively using our Fision platform for their marketing and sales operations.

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

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data with our premier cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our Fision software solutions to our customers than we could perform in any event.

Strategic Marketing Change

During the years prior to 2017 while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local or regional small-to-medium sized companies whose operational, management and commercial activities are conducted from one local or a couple regional facilities. Since our Fision platform and its cloud-based marketing software were designed and developed to be readily adaptable to and scalable for any size company, however, in 2017 we revised our marketing strategy and activities to target and sell our software products primarily to large global enterprise corporations having many and widespread national and international branches and operations.

We believe that our enhanced marketing focus toward large enterprises has been effective, since during the past couple years we have closed and implemented material contracts with, and are receiving substantial recurring revenues from, several large enterprise companies. Moreover, we currently are in the process of procuring material key contracts with certain additional large enterprise companies. Our significant large enterprise clients include:

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

Unfortunately, the increased length of time of our sales cycle necessary to sell to large enterprises has been substantially more expensive and much longer than we earlier incurred while selling primarily to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a material decline in our revenues during the past couple years. Accordingly, we failed to raise enough working capital to support and continue the substantial marketing resources and time necessary to secure enough large enterprise customers to achieve material increased revenues. For example, due to inadequate funding, we recently terminated employment of our marketing personnel. We currently are attempting to raise the substantial capital necessary to launch an effective marketing campaign including whatever personnel and other resources are needed to properly address and sell our software services to targeted large enterprise customers. There is no assurance that such funds will be available to us when needed.

Contemplated Business Combination

Along with our current efforts to raise significant working capital, we are seeking a merger or other business combination with a profitable private software services company which could be complementary with our Fision business structure. We believe our Company would be beneficial to join with such a targeted private entity due to our public status, our large tax loss position, our commercially developed unique software platform, and other benefits.

We attempted to effect such a software merger in 2018, but eventually could not accomplish it primarily due to lack of enough committed capital funding to both support our business and that of the other enterprise which also was unprofitable. Any further attempt by us to merge or combine with another entity will only be pursued with a targeted software company having substantial profitable revenues.

2017 Asset Acquisition

In May 2017 we acquired substantially all the assets of Volerro Corporation (“Volerro”), a Minneapolis-based company, including its unique cloud-based proprietary software and development technology and its customer base. Volerro has developed and marketed “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients. We acquired these Volerro assets in consideration for 400,000 shares of our unregistered common stock issued to Volerro and valued at $252,000.

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

Our Employees and Properties

We currently have seven (7) full-time employees, including our Chief Executive Officer, Chief Revenue Officer, Controller/Office Manager, Client Services associate, and three Programmer/Developers. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Our computers, hardware servers, software assets and other technology development equipment, as well as considerable office and administrative computer and other equipment, furniture, and office and marketing supplies, are also located in our Minneapolis facility. We believe that our current facilities and equipment are adequate to satisfy our current operations and to support any substantial future growth.

Revenue and Marketing Models

Revenue Model -- Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. We consistently commit substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new large enterprise customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream.

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

In 2017 we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations.” In 2018 we were granted another Patent No. US 9,984,094 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations”. In 2019 we were granted another Patent No. US 10,235,380 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations”.

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

Derivative Instrument Liabilities – We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary revalued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use an option pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Revenue Recognition -- Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. We invoice onetime startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly.

The Company recognizes contract liability for its performance obligation upon receipt of a prepayment from a customer for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

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

Recently Issued Accounting Pronouncements

See Note 1 to the interim financial statements included in this quarterly report on Form 10-Q.

 Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenue -- Revenue was $135,091 for the quarter ended June 30, 2019 compared to revenue of $129,339 for the quarter ended June 30, 2018, which increase in revenue in the 2019 second quarter was primarily due to increased use of our Fision software platform by a large enterprise client.

Cost of Sales – Cost of sales for the quarter ended June 30, 2019 was $30,198 (22.4% of revenue) compared to cost of sales of $23,929 (18.5% of revenue) for the quarter ended June 30, 2018. This reduced margin for the 2019 second quarter was due primarily to increased outsourced cloud storage expenses in the 2019 second quarter.

Gross Margin – Gross margin for the quarter ended June 30, 2019 was $104,893 compared to $105,410 for the quarter ended June 30, 2018. Gross margin as a percentage of revenue was 77.6% for the second quarter of 2019 compared to 81.5% of revenue for the second quarter of 2018.

Operating Expenses – Operating expenses for the second quarter of 2019 were $1,935,261 compared to those of $745,742 for the second quarter of 2018. Sales and marketing expenses for the quarter ended June 30, 2019 were $157,350 compared to $165,590 for the quarter ended June 30, 2018, which decrease in the second quarter of 2019 was due to having less sales personnel in 2019. Development and support expenses for the quarter ended June 30, 2019 were $144,801 compared to $233,680 for the quarter ended June 30, 2018, which decrease in the second quarter of 2019 was due primarily to our enhanced development activities to serve large enterprise clients being substantially completed in 2018. General and administrative expenses for the quarter ended June 30, 2019 were $1,217,084 compared to $346,472 for the quarter ended June 30, 2018, which substantial increase of $870,612 in the 2019 second quarter was primarily due to increased consulting and advisory services related to raising capital and our attempted merger. Bad debt expense reserve for the quarter ended June 30, 2019 were $416,026 compared to $0 for the quarter ended June 30, 2018, which increase of $416,026 in the 2019 second quarter was due to the reduced probability of collection of the notes receivable balance from Continuity Logic, LLC, relating to the failed merger, which was terminated in February 2019. The remaining note receivable balance of $414,837 is secured by the accounts receivable of Continuity Logic, through a Security Agreement dated November 27, 2019, with a perfected lien.

Operating Loss -- Operating loss for the quarter ended June 30, 2019 was $1,830,368 compared to $640,332 for the quarter ended June 30, 2018, which increase of $1,190,036 for the second quarter of 2019 was primarily due to the substantially increased general and administrative expenses, consulting and advisory services and bad debt expense disclosed in the foregoing paragraph.

Other Expenses – Other expenses for the second quarter ended June 30, 2019 were $735,849 (consisting of $1,724,918 of interest, debt discount, amortization of debt discount, excess derivative expense and other net expenses related to accounting for our outstanding convertible notes, offset by a gain in fair value of derivatives and loss on extinguishment of derivative liabilities and settlement of derivatives of $989,069 compared to other expenses of $656,609 for the second quarter ended June 30, 2018 (consisting primarily of interest, debt discount and a change in derivative fair value to account for our outstanding convertible notes). The substantially higher other expenses in the 2018 second quarter were due primarily to the much larger adjustment in that quarter for the change in fair value of derivatives, the loss on extinguishment of debt and excess derivative expense related to our convertible debt.

Net Loss – Our net loss for the second quarter ended June 30, 2019 was $2,566,217 compared to $1,296,941 for the second quarter ended June 30, 2018, which increased net loss of $1,269,276 for the 2019 second quarter was primarily due to increased consulting and advisory fees, stock issuances, warrant expense loss on extinguishment of debt, excess derivative expense and expenses related to our accounting for convertible debt and warrant derivatives and the consulting and advisory contracts.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Revenue -- Revenue was $268,243 for the six months ended June 30, 2019 compared to $256,219 for the six months ended June 30, 2018, which increase of $12,024 for the second half of 2019 was primarily due to increased use of our Fision software platform by a large enterprise client.

 Cost of Sales -- Cost of sales for the six months ended June 30, 2019 was $51,175 (19% of revenue) compared to cost of sales of $45,987 (18% of revenue) for the six months ended June 30, 2018, which small percentage increase for the 2019 first half was primarily due to an increase in outsourced cloud storage costs.

Gross Margin -- Gross margin for the six months ended June 30, 2019 was $217,068 compared to $210,232 for the six months ended June 30, 2018. Gross margin as a percentage of revenue was 81% for this 2019 six-month period compared to 82% of revenue for the same 2018 six-month period.

Operating Expenses -- Operating expenses were $2,574,259 for the six months ended June 30, 2019 compared to those of $1,583,675 for the six months ended June 30, 2018. Sales and marketing expenses for the 2019 six-month period were $324,314 compared to $377,971 for the comparable 2018 six-month period, which decrease in the 2019 six-month period was primarily due to having less sales personnel in 2019. Development and support expenses for the six months ended June 30, 2019 were $293,439 compared to $406,811 for the six months ended June 30, 2018, which decrease of $113,372 for the second half of 2019 was primarily due to our enhanced development activities to serve large enterprise clients being substantially completed in 2018. General and administrative expenses for the six months ended June 30, 2019 were $1,540,480 compared to $798,893 for the six months ended June 30, 2018, which substantial increase of $741,587 for the 2019 six-month period was primarily due to substantially increased consulting and advisory services related to capital raising and seeking an acquisition or merger. Bad debt expense reserve for the six months ended June 30, 2019 were $416,026 compared to $0 for the six months ended June 30, 2018, which increase of $416,026 in the 2019 first six months was due to the reduced probability of collection of the notes receivable balance from Continuity Logic, LLC, relating to the failed merger, which was terminated in February 2019. The remaining note receivable balance of $414,837 is secured by the accounts receivable of Continuity Logic, through a Security Agreement dated November 27, 2019, with a perfected lien.

Operating Loss -- Operating loss for the six months ended June 30, 2019 was $2,357,191 compared to $1,373,444 for the six months ended June 30, 2018, which increased loss of $983,748 for the first half of 2019 was primarily due to the substantially increased general and administrative expenses, consulting and advisory fees and bad debt expense referred to in the foregoing paragraph.

Other Expenses -- Other expenses for the six months ended June 30, 2019 were $1,208,566 (consisting of $2,240,326 of interest, debt discount, amortization of debt discount, excess derivative expense and other net expenses related to accounting for outstanding convertible notes offset by a gain in fair value of derivatives and loss on extinguishment of derivative liabilities and loss on settlement of derivatives of $1,031,760 compared to other expenses of $338,403 for the six months ended June 30, 2018 (consisting of $980,087 interest, amortization of debt discount and debt discount expenses related to accounting for convertible notes, offset by a gain in settlement of debt expense of $311,959 and a change in derivatives fair value of $329,726). The substantial difference in Other Expenses for these comparable six-month periods of 2019 and 2018 were primarily due to the much larger adjustment in the six month period for the change in fair value of derivatives, the loss on extinguishment of debt and excess derivative expense related to our convertible debt for these two six-month periods.

Net Loss – Our net loss for the six months ended June 30, 2019 was $3,565,757 compared to a net loss of $1,711,845 for the six months ended June 30, 2018, which increased loss of $1,853,912 for the 2019 first half was primarily due to increased consulting and advisory fees, stock issuances, warrant expense, loss on extinguishment of debt, excess derivative expense and expenses related to our accounting for convertible debt and warrant derivatives and the consulting and advisory contracts.

Liquidity and Capital Resources

Our revenues have not increased over the past few years, and accordingly our financial condition and future prospects critically depend on our access to financing in order to continue our operations. Much of our cost structure is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. We will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past or soon due indebtedness, which there is no assurance we can accomplish.

As of June 30, 2019, we had total current liabilities of $4,171,164 including accounts payable and accrued expenses of $993,920, Notes Payable of $953,472 (net of $289,593 short term debt discount), customer advances of $191,761 and $2,032,011 of derivative liabilities. We also had long-term liabilities of $499,507 (net of $1,044,599 long term debt discount), as of June 30, 2019, consisting of Convertible Notes Payable having varying maturity dates. A summary of our current outstanding Notes Payable indebtedness including accrued interest thereon as of June 30, 2019 is set forth in Note 4 and Note 7 of the interim financial statements included in this quarterly report.

Currently we have approximately $15,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues, and additional debt will last only until September 2019. Accordingly, we need to continue raising substantial capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require approximately $1,500,000 in additional financing to fund our operational working capital and satisfy certain debt payments for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. As of June 30, 2019 we had cash and current receivables of approximately only $33,531 and a working capital deficiency of $2,187,732, whereby a substantial portion of the current liabilities are derivative liabilities for notes and warrants. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management, affiliates, and other private lenders; stock-based compensation issued to employees, outsourced software developers, consultants and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and sales of our common stock and convertible Notes.

Net Cash Used in Operating Activities – We used $964,540 of net cash in operating activities for the six months ended June 30, 2019 compared to $1,088,062 of net cash used in operating activities for the six months ended June 30, 2018. This decrease of $123,522 of net cash used in operating activities in the 2019 six-month period was primarily due to substantially larger issuances of common stock and warrants in the 2019 period for non-cash payments for various services, in addition to reduced cash needs for operating activities in 2019 due to reduced costs.

Net Cash Used in Investing Activities -- During the six months ended June 30, 2019, we received no net cash in investing activities compared to net cash used in investing activities during the six months ended June 30, 2018 of $5,000 for an equipment purchase.

Net Cash Provided By Financing Activities -- During the six months ended June 30, 2019 we were provided net cash by financing activities of $857,000 including proceeds from sales of common stock of $350,000 and proceeds from notes payable of $857,500 offset by repayments on notes payable of $345,100 and a $5,400 payment on our line of credit. In comparison, during the six months ended June 30, 2018 we were provided net cash by financing activities of $1,181,425 including issuance of notes payable of $1,336,125 offset by $154,700 used for repayments on notes payable of $149,100 and a $5,600 payment on our line of credit.

Convertible Note Financing

A substantial majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $1,020,000 from such convertible debt financing in 2017; we raised a total of $2,959,500 from such convertible debt financing in 2018; and so far we have raised a total of $650,000 from convertible debt financing in 2019.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the six months ended June 30, 2019 we continued to incur a substantial net loss of $3,565,757 and our accumulated deficit as of June 30, 2019 is $26,080,469. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2019, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2018.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the second quarter ended June 30, 2019 are as follows:

In April 2019 we entered into a one-year consulting contract in consideration for our payment to the consultant of $50,000 monthly, plus 30 million shares of our common stock valued at $1,797,000, and plus a five-year warrant valued at $1,297,570 to purchase another 30 million common shares exercisable at $.20 per share.

In April-May 2019, we issued an aggregate of 3,284,284 shares of our common stock to two noteholders who converted total outstanding Notes in the amount of $53,000 into equity, with the conversion price based upon specific terms contained in the Notes.

In May 2019 we issued 245,098 common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

In June 2019 we issued an aggregate of 1,760,000 shares of our common stock to three noteholders who converted total outstanding Notes in the amount of $176,000 into equity, with the conversion price based upon specific terms contained in the Notes.

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

FISION Corporation

By:	/s/ Michael Brown	September 6, 2019
Michael Brown,
Chief Executive Officer

And:	/s/ Daniel Dorsey	September 6, 2019
Daniel Dorsey
Chief Financial Officer

