Form 10-Q
period 2019-09-30
FISION Corp
filed 2019-11-21
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

Or

☐ TRANSITION REPORT Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File No. 000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1650 West End Boulevard, Suite 100 Minneapolis, Minnesota	55416
(Address of principal executive offices)	(Zip Code)

(763) 259-5825

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 132,083,340 shares of common stock are outstanding as of November 21, 2019.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (763) 259-5825; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets:
Cash	$30,680	$121,900
Accounts receivable, net	5,391	19,498
Notes receivable, net of allowance for doubtful accounts	425,776	811,234
Prepaid expenses	1,037,814	31,955
Total Current Assets	1,499,661	984,587

Property and equipment, net	$4,258	$6,599

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	45,259	52,598
Deposits	25,599	8,053
Total Assets	$1,588,577	$1,065,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,188,338	$856,096
Customer advances	156,057	181,469
Derivative liability	2,099,784	1,480,978
Note payable and accrued interest - related party	150,460	284,377
Convertible notes payable, net of debt discount of $0 and $1,050,602 respectively	1,125,313	590,636
Total Current Liabilities	4,719,952	3,393,556

Long-Term Liabilities:
Long-Term convertible notes payable, net of debt discount of $1,230,361 and $541,275 respectively	391,745	607,725
Total Long-Term Liabilities	391,745	607,725

Total Liabilities	5,111,697	4,001,281

Commitments and Contingencies (Note 8)

Stockholders' Deficit:
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 par value, 500,000,000 shares authorized 124,453,545 and 67,454,276 shares issued and outstanding, respectively	12,445	6,745
Additional paid in capital	23,986,328	19,572,322
Accumulated deficit	(27,521,893)	(22,514,711)
Total Stockholders' Deficit	(3,523,120)	(2,935,644)
Total Liabilities and Stockholders' Deficit	$1,588,577	$1,065,637

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$108,021	$134,818	$376,264	$391,037

COST OF SALES	5,135	17,117	56,310	63,104

GROSS MARGIN	$102,886	$117,701	$319,954	$327,933

OPERATING EXPENSES
Sales and marketing	38,998	158,193	363,312	536,164
Development and support	58,013	124,548	351,452	531,359
General and administrative	805,886	427,925	1,953,838	1,188,493
Bad debt expense	0	0	416,026	0
TOTAL OPERATING EXPENSES	$902,897	$710,666	$3,084,629	$2,256,016

OPERATING LOSS	$(800,011)	$(592,964)	$(2,764,675)	$(1,928,083)

OTHER INCOME / (EXPENSES)
Interest	(478,314)	(192,219)	(1,215,400)	(582,699)
Amortization expense/amortization of debt discount	(293,018)	(263,601)	(1,434,818)	(826,534)
OID, excess derivative expense and other expenses	0	(54,500)	(749,533)	(119,500)
Gain (loss) in fair value of derivatives	(53,176)	330,419	32,826	660,145
Loss on extinguishment of debt / settlement of debt	172,143	(136,230)	(153,532)	175,729
Gain on Extinguishment of derivative liabilities	0	0	1,158,036	0
Other income	10,952	664	119,914	664
TOTAL OTHER INCOME / (EXPENSES)	$(641,413)	$(315,467)	$(2,242,506)	$(692,195)

NET LOSS	$(1,441,424)	$(908,432)	$(5,007,182)	$(2,620,278)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	120,712,679	56,031,314	103,438,883	51,691,263

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

			Additional		Total
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Deficit
Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825		350,000
Stock issued for services	537,500	54	54,446		54,500
Warrants/Options granted for services			148,199		148,199
Conversion of notes payable and accrued interest/expenses	8,622,087	862	741,528		742,391
Net loss				(999,541)	(999,541)
Balance, March 31, 2019	78,363,863	$7,836	$20,866,321	$(23,514,252)	$(2,640,096)

Stock issued for services	35,245,098	3,525	2,027,975		2,031,500
Warrants/Options granted for services			352,010		352,010
Conversion of notes payable and accrued interest/expenses	5,044,284	504	226,996		227,500
Net loss				(2,566,217)	(2,566,217)
Balance, June 30, 2019	118,653,245	$11,865	$23,473,302	$(26,080,469)	$(2,595,302)

Stock issued for services	590,196	59	16,341		16,400
Warrants/Options granted for services			398,045		398,045
Conversion of notes payable and accrued interest/expenses	5,210,104	521	98,640		99,161
Net loss				(1,441,424)	(1,441,424)
Balance, September 30, 2019	124,453,545	$12,445	$23,986,328	$(27,521,893)	$(3,523,120)

			Additional		Total
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Deficit
Balance, December 31, 2017	45,935,369	$4,593	$15,822,262	$(18,521,865)	$(2,695,010)

Stock issued for services	800,000	80	133,920		134,000
Warrants/Options granted for services			110,307		110,307
Conversion of notes payable and accrued interest/expenses	2,012,957	201	130,232		130,433
Net loss				(414,905)	(414,905
Balance, March 31, 2018	48,748,326	$4,874	$16,196,721	$(18,936,770)	$(2,735,175)

Stock issued for services	1,279,960	128	188,748		188,876
Warrants/Options granted for services			94,542		94,542
Conversion of notes payable and accrued interest/expenses	3,861,843	386	256,594		256,980
Exercise of warrants		-			-
Net loss				(1,296,941)	(1,296,941)
Balance, June 30, 2018	53,890,129	$5,388	$16,736,605	$(20,233,711)	$(3,491,718)

Stock issued for services	912,500	91	146,709		146,800
Warrants/Options granted for services	93,333	9	45,470		45,480
Conversion of notes payable and accrued interest/expenses	2,765,491	277	227,915		228,192
Exercise of warrants		-			-
Net loss				(908,432)	(908,432)
Balance, September 30, 2018	57,661,453	5,766	17,156,699	(21,142,143)	(3,979,679)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,007,182)	$(2,620,127)
Net cash used in operating activities:
Common stock issued for services	2,102,400	438,770
Depreciation and amortization	9,680	16,711
Warrant and stock options issued for services	898,255	250,329
Change in fair value of derivative liabilities	(32,824)	(1,069,175)
Excessive derivative expense	749,533	-
Loss on extinguishment of debt	153,532	233,301
Extinguishment of derivative liability due to convertible note conversions	(1,158,036)	-
Bad debt expense	416,026	-
Amortization of debt discount	1,434,818	812,164
Interest income on notes receivable	(30,568)	-
Changes in Operating Assets and Liabilities (Increase) decrease in:
Accounts receivable	14,107	10,782
Other assets	(17,546)	-
Customer contracts - unrecognized revenue	-	11,924
Work In Process	-	-
Prepaid expenses	(1,005,859)	120,939
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	358,456	(13,838)
Change in customer advances	(25,412)	-
Net Cash Used in Operating Activities	(1,140,620)	(1,808,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,000)
Net Cash Used in Investing Activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(343,000)	(385,513)
Proceeds from note payable	1,037,000	2,422,325
Proceeds from related party notes	7,500	26,125
Repayments for related party notes	(2,100)	(41,113)
Proceeds from issuance of common stock	350,000	-
Net Cash Provided by Financing Activities	1,049,400	2,021,824

Net (Decrease) Increase in Cash	(91,220)	208,604

Cash at Beginning of Period	121,900	10,773
Cash at End of Period	$30,680	$219,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued for services	-	438,770
Stock warrants/stock options issued for services	-	250,329
Notes payable and accrued interest converted to common stock	$1,068,872	$614,710
Accrued interest increasing notes payable	$12,078	$-
Derivatives recorded as debt discount	$1,105,713	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

Although these interim financial statements for the three-month and nine-month periods ended September 30, 2019 and 2018 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2019 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future period.

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

The most significant areas requiring management judgment and which are susceptible to possible later change include our revenue recognition, cost of revenue, allowance for doubtful accounts, valuations of property and equipment and intangible assets, stock-based compensation, fair value of financial instruments, derivative liabilities, research and development, impairment of long-lived assets, and the valuation allowance for income taxes.

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During December 31, 2018 and the nine months ended September 30, 2019, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the nine months ended September 30, 2019, two customers exceeded 10% of our revenues, including one for 14% of revenues, and one for 26% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

As of September 30, 2019 and December 31, 2018, there were 57,726,412 and 20,956,569 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

At September 30, 2019 we had a working capital deficiency of approximately $3,220,291 and an accumulated deficit of approximately $27,521,893. In addition, the Company had a net loss of $5,007,182 and net cash used in operations of $1,140,620. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds to support an increase in our marketing and sales personnel and activities to obtain increased revenues, and otherwise addressing our ability to continue as a going concern. Our management believes that if we succeed in raising substantial additional capital to implement planned increased funding for marketing and sales support, we will be able to generate material increased revenues and continue as a going concern. Unless we can raise significant additional working capital, however, we most likely will not be able to continue our current business as a going concern.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2018 and September 30, 2019:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$2,099,784

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value December 31, 2018	Additions	Change in fair Value	Extinguishment	Fair Value Sept. 30, 2019

Derivative liability	$1,480,978	$1,744,016	$32,826	$(1,158,036)	$2,099,784

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0135 - $.05
Expected Volatility	208%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.91 - 1.13%
Expected dividends	-

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

NOTE 4 – NON DERIVATIVE NOTES PAYABLE

At September 30, 2019, we were indebted under various convertible Notes Payable of $812,831 and non-convertible Notes Payable of $836,552, net of Debt Discount of $1,230,361 for a total amount of $2,035,666 including accrued interest of $386,283, with interest rates bearing 6% to 15%, with most notes in default.

NOTE 5 – NOTES RECEIVABLE

Our notes receivable at September 30, 2019 and December 31, 2018 consisted of the following:

	Sept. 30, 2019	Dec. 31, 2018
Notes receivable	$804,300	$804,300
Accrued interest	37,502	6,934
Total	841,802	811,234
Less allowance for doubtful accounts	(416,026)	-
Notes receivable, net	$425,776	$811,234

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity for working capital purposes, of which a total balance of $841,802 is still outstanding as of September 30, 2019 and in default. These loans mature on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company. Further, during June 2019, the Company commenced a Complaint to Continuity Logic LLC regarding the unpaid balance of the Notes Receivable. Accordingly, the Company created an allowance for doubtful accounts of $416,026 against the unsecured portion of the loans. Continuity Logic, LLC is not a related party to the Company.

NOTE 6 – PREPAID EXPENSES

Our prepaid expenses at September 30, 2019 and December 31, 2018 consisted of the following:

	Sept. 30, 2019	Dec. 31, 2018
Prepaid expenses	$1,037,814	$31,955

Our prepaid expenses as of September 30, 2019 consist of advance sales commission of $196, severance payments of $7,500, and $1,030,118 value of common stock issued for consulting/advisory agreements including i) $898,500 remaining on the Capital Market Solutions LLC agreement disclosed in the following Note 8; and ii) $131,618 remaining on two advisory service agreements with two independent financial advisors.

NOTE 7- CONVERTIBLE NOTES

During March-June 2019, we issued a total of $650,000 in convertible notes sold to five accredited individual investors who purchased these notes from our 2019 private placement bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert these notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $501,996, under our Black-Scholes model, utilizing volatility for the period, closing stock price, strike price, and the discount rate of a U.S. bond equivalent yield, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity.

In April 2019, we issued a $50,000 convertible note to an accredited investor, in addition to an additional $141,106 convertible notes for the conversion of existing short term notes to long term convertible notes to two affiliate accredited investors, bearing interest at 6% per annum during the three-year term of the note, and being convertible into our common shares at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $222,049, under our Black-Scholes model, utilizing volatility for the period, closing stock price, strike price, and the discount rate of a U.S. bond equivalent yield, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity.

During May 2019, we issued a $250,000 convertible note to an accredited investor, in addition to a $250,000 convertible note for the conversion of an existing short term note to a long term convertible note to an affiliate accredited investor (See Note 8), bearing interest at 6% per annum during the three-year term of the note, and being convertible into our common shares at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black-Scholes model, utilizing volatility for the period, closing stock price, strike price, and the discount rate of a U.S. bond equivalent yield, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $399,974 for the May 2019 $250,000 note and the April 2019 $141,106 notes to affiliate noteholders for these conversions.

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

During September 2019, we issued a total of $78,000 in convertible notes sold to three accredited individual investors who purchased these notes from our 2019 private placement bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert these notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion. The Company recorded a derivative liability on the conversion feature in the notes, utilizing a Black Scholes pricing model, utilizing volatility for the period, closing stock price, conversion price, and the discount rate of a U.S. bond equivalent yield as of September 30, 2019. The convertible note holders also received registration rights related to any future conversion(s) of these Notes to equity.

As of September 30, 2019, the Company had $391,745 outstanding in long term convertible notes, which is net of debt discount of $1,230,361. These notes have accrued interest of $169,631, which is included in accounts payable and accrued expenses on the balance sheet.

The Company recorded a gain of $1,158,036 related to the extinguishment of derivative liabilities on notes that were settled and converted during the nine months ended September 30, 2019.

NOTE 8—COMMITMENTS AND CONTINGENCIES

In April 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, providing that for a term of one year, CMS will provide us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which has been recorded as an asset as a pre-paid expense, to be amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which warrant we valued at $1,297,570 utilizing a Black Scholes pricing model, utilizing volatility for the period, closing stock price, strike price, and the discount rate of a U.S. bond equivalent yield, with the warrant expense to be amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year.

NOTE 9 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At September 30, 2019 there were 124,453,545 outstanding shares of common stock and no outstanding shares of preferred stock.

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

In April-May 2019, we issued an aggregate of 3,284,284 shares of our common stock to two noteholders who converted total outstanding Notes in the amount of $51,500, with the conversion price based on specific terms contained in the Notes. In addition, we issued an aggregate of 5,000,000 common shares valued at $222,000 for advisory services to be provided to us during one year advisory agreements.

In May 2019 we issued 245,098 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

In June 2019, three noteholders converted $176,000 of outstanding Notes owed to them into an aggregate of 1,760,000 common shares, with the conversion prices based on specific terms contained in these Notes.

In July 2019, we issued 100,000 restricted common shares valued at $3,900 to an individual accredited investor in consideration for making a loan to us in the amount of $75,000, having an interest rate of 6% per annum, and maturing on January 18, 2020.

In August 2019 a Noteholder who is an accredited investor converted $80,162 of outstanding Notes into an aggregate of 2,676,771 common shares, with the conversion price based on specific terms contained in the Note.

In August 2019, we issued 490,196 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

In September 2019 a Noteholder who is an accredited investor converted $19,000 of outstanding Notes into an aggregate of 2,533,333 common shares, with the conversion price based on specific terms contained in the Note.

NOTE 10-- RELATED PARTY TRANSACTIONS

Our Notes Payable as of September 30, 2019 include $150,461 owed to Michael Brown, a director and our former CEO, for unpaid past salary compensation, payable on demand with an interest rate of 6% per annum.

In February 2019, we entered into a one-year Independent Director Agreement with our director John Bode, providing quarterly compensation to him of $12,500 in value of our restricted common stock which vests quarterly, in consideration for his serving on our Board of Directors during the one-year term of the Agreement.

In April 2019, we entered into a consulting contract with affiliate CMS providing that for a term of one year. CMS will provide us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 and a warrant to purchase an additional 30 million common shares. (See Note 8).

In May 2019, our largest and also a principal shareholder, Capital Market Solutions, LLC (CMS) entered into a Long Term Convertible Note with us in the principal amount of $250,000 for the conversion of existing short term notes, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10-day period prior to conversion. The Convertible Note also includes three year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $399,974 (Note 7).

In September 2019, an Affiliate shareholder, Ignition Capital, LLC entered into a Long Term Convertible Note with us in the principal amount of $50,000, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10-day period prior to conversion.

CMS also has additional short-term nonconvertible notes for a total of $214,954, which are in default as of September 30, 2019.

Three affiliates have Convertible Notes for a total of $234,035 (all of which are in default), including a Note for $111,730 held by Ignition Capital, a Note for $89,100 held by MGA, and a Note for $33,205 held by Collision Capital.

NOTE 11 -- SUBSEQUENT EVENTS

In October 2019, a Noteholder who is an accredited investor converted $48,998.71 of outstanding Notes into an aggregate of 2,382,402 common shares, with the conversion price based on specific terms contained in the Note.

In October 2019, two Noteholders who are accredited investors converted $28,000 of outstanding Notes into an aggregate of 1,370,156 common shares, with the conversion price based on specific terms contained in the Notes.

In October 2019, a Noteholder who is an accredited investor converted $79,742.91 of outstanding Notes into an aggregate of 3,877,237 common shares, with the conversion price based on specific terms contained in the Note.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Status of the Company

In order to fund and conduct our business over the past few years, we have relied significantly on working capital obtained from private sales of our equity and debt securities to various accredited investors. Due primarily to our continued substantial operating losses for several years, we recently have been unable to continue raising such working capital, as needed to support our business plan for future growth. And unless we are able to raise critically needed substantial additional funding to achieve significant revenue growth, our current business model most likely will not succeed.

Our current executive management consists of two persons who are partners of our major affiliate, Capital Markets Solutions, LLC (“CMS”), and who are currently serving us on an interim basis under the terms of a Consulting Agreement between us and CMS dated April 1, 2019. This Consulting Agreement is described in Note 8 of the financial statements included in this quarterly report. Our current two executive officers are being compensated by CMS for their management consulting services to us pursuant to the terms of this Consulting Agreement.

Because of our recent inability to raise additional capital, we have terminated employment of all but two of our employees, our bookkeeper/office manager employee and our primary customer support employee. We currently have no marketing/sales or technical personnel, and accordingly we are now unable to conduct any material marketing or new development activities.

Besides the key employees we have retained, we now conduct considerable operational and technical functions and activities through experienced outside contractors. We believe that our remaining key employees along with our outsourced independent contractors provide complete and adequate services for our current customers.

Overview

We are an Internet platform technology company providing proprietary cloud-based software solutions to automate and improve the marketing and sales enablement functions and activities of our customers. Our focus is to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives. Our development, management, marketing and other operations are conducted through our wholly-owned Minnesota corporate subsidiary, Fision Holdings, Inc.

We have developed and commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise.

We are a software development and licensing company offering our Fision platform marketing software solutions to promote and improve sales enablement functions of any entity. Our innovative cloud-based software platform is readily scalable to adapt to fast business growth of any customer, regardless of size. Except for future customary software enhancements and periodic upgrades, the primary development of our Fision software marketing platform has been completed.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of September 30, 2019, we have written license contracts with twelve (12) customers actively using our Fision platform for their marketing and sales operations.

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

We have marketed and licensed our proprietary software platform both through direct sales obtained by our management and in-house sales personnel, and through utilizing experienced independent national technology sales agencies which we refer to as our “channel partners.” We have currently have two significant channel partnership arrangements, and we have realized material revenues from the sales efforts of our channel partners.

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

We currently are attempting to raise the substantial capital necessary to launch an effective marketing campaign including whatever personnel and other resources are needed to properly address and sell our software services to additional targeted large enterprise customers. There is no assurance that such funds will be available to us in the future.

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

Volerro content collaboration software services and technology are particularly complementary with and readily adaptable to integrate into the SaaS marketing software services currently available on our Fision platform. We believe our acquisition of these Volerro software applications has been beneficial to attract new customers to our Fision platform.

Our Employees and Properties

We currently have only two (2) full-time employees, our Controller/Office Manager and our primary customer support employee. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good. Our management executive officers provide their services to us as needed on an interim consulting basis.

We no longer lease any facilities at Butler Square, our former offices in downtown Minneapolis, Minnesota. Rather we now conduct our current business and operations under a short-term lease from a temporary “virtual” office in Minneapolis which provides us with telephone, mail and basic conference facilities adequate for our current activities. We do not own any real estate.

We also own certain computers, hardware servers, software assets and other technology development equipment, as well as some office, marketing and administrative equipment/furniture and supplies, which are currently held in a storage facility in Minneapolis under a month-to-month lease.

Revenue and Marketing Models

Revenue Model -- Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. Over the past several years, we consistently committed substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with new large enterprise customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream.

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

Marketing Model – We have marketed, sold and licensed our proprietary software products through a direct sales force including management, and also through independent national sales agencies who sell (license) our branded software products as agents being paid commissions based on their actual sales. We regard and refer to these experienced sales agencies as our “channel partners.” We currently have two channel partner arrangements with experienced and recognized technology sales agencies, and we have realized material revenues from their sales efforts.

We market and sell our products and services in the agile marketing software segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Intellectual Property (IP) Protection

We have committed substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants and others.

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

Litigation

From time to time, we have been subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation against or involving us.

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

Research and Development -- We expense all our research and development operations and activities as they occur. Our development activities have been conducted both internally from our headquarters facility by our development personnel, and externally from outsourced contracts with experienced independent software development companies and individuals.

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

Revenue Recognition -- Revenue is recognized in the period the services are provided over the license contract period, normally one (1) to three (3) years. We invoice onetime startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services. Monthly services, such as internet access to software as a service (SaaS), hosting and weekly backups are invoiced monthly.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenue -- Revenue was $108,021 for the quarter ended September 30, 2019 compared to revenue of $134,818 for the quarter ended September 30, 2018, which decrease in revenue in the 2019 third quarter was primarily because of our inability to obtain new customers due to lack of marketing/sales personnel in the 2019 third quarter.

Cost of Sales – Cost of sales for the quarter ended September 30, 2019 was $5,135 (4.8% of revenue) compared to cost of sales of $17,117 (12.7% of revenue) for the quarter ended September 30, 2018. The decrease in cost of sales is associated with decreased costs to deploy the Fision platform on the Microsoft Azure platform.

Gross Margin – Gross margin for the quarter ended September 30, 2019 was $102,886 compared to $117,701 for the quarter ended September 30, 2018. Gross margin as a percentage of revenue was 95.2% for the third quarter of 2019 compared to 87.3% of revenue for the third quarter of 2018.

Operating Expenses – Operating expenses for the third quarter of 2019 were $902,897 compared to those of $710,666 for the third quarter of 2018. Sales and marketing expenses for the quarter ended September 30, 2019 were $38,998 compared to $158,193 for the quarter ended September 30, 2018, which substantial decrease in the third quarter of 2019 was primarily due to having no marketing/sales personnel in the 2019 quarter. Development and support expenses for the quarter ended September 30, 2019 were $58,013 compared to $124,548 for the quarter ended September 30, 2018, which substantial decrease in the third quarter of 2019 was due to our enhanced development activities to serve large enterprise clients being substantially completed in 2018 and also to having less technical employees during the 2019 third quarter. General and administrative expenses for the quarter ended September 30, 2019 were $805,886 compared to $427,925 for the quarter ended September 30, 2018, which substantial increase in the 2019 third quarter was primarily due to increased consulting and advisory services related to raising capital.

Operating Loss -- Operating loss for the quarter ended September 30, 2019 was $800,011 compared to $592,964 for the quarter ended September 30, 2018, which substantially increased net loss of for the third quarter of 2019 was primarily due to the substantially increased general and administrative expenses disclosed in the foregoing paragraph.

Other Income / Expenses – Other expenses for the third quarter ended September 30, 2019 were $641,413 (consisting of $478,314 of interest, $293,018 amortization of debt discount, $53,176 change in fair value of derivatives and offset by $172,143 on settlement of debt, and $10,952 of other income) compared to other expenses of $315,467 for the third quarter ended September 30, 2018 (consisting of interest of $192,219, amortization of debt discount of $263,601, loss on settlement of debt of $136,230, and a change in fair value of derivatives of $54,500, offset by a change in derivative fair value of $330,419 related to our outstanding convertible notes). The increased other expenses in the 2019 third quarter were due primarily to the much larger interest expense related to a substantial increase in outstanding debt.

Net Loss – Our net loss for the third quarter ended September 30, 2019 was $1,441,424 compared to $908,432 for the third quarter ended September 30, 2018, which substantially increased net loss for the 2019 third quarter was primarily due to a substantial increase in general and administrative expenses as above disclosed.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Revenue -- Revenue was $376,264 for the nine months ended September 30, 2019 compared to $391,037 for the nine months ended September 30, 2018, which decrease in revenue for the nine-month period of 2019 was primarily due to having less marketing/sales personnel during much of the 2019 period.

Cost of Sales -- Cost of sales for the nine months ended September 30, 2019 was $56,310 (14.9% of revenue) compared to cost of sales of $63,104 (16.1% of revenue) for the nine months ended September 30, 2018, which decrease for the 2019 nine-month period was primarily due to less revenue in the 2019 period.

Gross Margin -- Gross margin for the nine months ended September 30, 2019 was $319,954 compared to $327,933 for the nine months ended September 30, 2018. Gross margin as a percentage of revenue was 85% for this 2019 nine-month period compared to 83.9% of revenue for the same 2018 nine-month period.

Operating Expenses -- Operating expenses were $3,084,629 for the nine months ended September 30, 2019 compared to those of $2,256,016 for the nine months ended September 30, 2018. Sales and marketing expenses for the 2019 nine-month period were $363,312 compared to $536,164 for the comparable 2018 nine-month period, which substantial decrease in the 2019 nine-month period was primarily due to having no marketing/sales personnel for much of the 2019 period. Development and support expenses for the nine months ended September 30, 2019 were $351,452 compared to $531,359 for the nine months ended September 30, 2018, which substantial decrease for the nine-month period of 2019 was due to our enhanced development activities to serve large enterprise clients being substantially completed in 2018 and also to having less technical employees for much of the 2019 period. General and administrative expenses for the nine months ended September 30, 2019 were $1,953,838 compared to $1,188,493 for the nine months ended September 30, 2018, which substantial increase for the 2019 nine-month period was primarily due to substantially increased consulting and advisory services related to capital raising and our failed merger with Continuity Logic. Bad debt expense for the nine months ended September 30, 2019 was $416,026 compared to $0 for the nine months ended September 30, 2018, which expense of $416,026 in the 2019 nine-month period was due to the reduced probability of collection of the notes receivable balance from Continuity Logic, LLC, relating to the failed merger which was terminated in February 2019. The remaining note receivable balance of $414,837 is secured by the accounts receivable of Continuity Logic, through a Security Agreement dated November 27, 2019, with a perfected lien.

Operating Loss -- Operating loss for the nine months ended September 30, 2019 was $2,764,675 compared to $1,928,083 for the nine months ended September 30, 2018, which substantially increased loss for the first nine months of 2019 was primarily due to increased general and administrative expenses and bad debt expense disclosed in the foregoing paragraph.

Other Income / Expenses -- Other expenses for the nine months ended September 30, 2019 were $2,242,506 (consisting of interest of $1,215,400, amortization of debt discount expense of $1,434,818, debt-related derivative expense of $749,533, loss on settlement of debt of $153,532, offset by change in fair value of derivatives of $32,826, gain on extinguishment of derivative liabilities of $1,158,036 and other income of $119,914), compared to other expenses of $692,195 for the nine months ended September 30, 2018 (consisting of interest of $582,699, debt amortization expense of $826,534, and debt-related derivative expense of $119,500, offset by change in value of derivatives of $660,145, gain on settlement of debt of $175,729 and other income of $664. The substantial difference in Other Income / Expenses for these comparable nine-month periods of 2019 and 2018 were primarily due to the much larger interest payments and amortization and other accounting expenses for derivatives based on our amount of outstanding convertible debt.

Net Loss – Our net loss for the nine months ended September 30, 2019 was $5,007,182 compared to a net loss of $2,620,278 for the nine months ended September 30, 2018, which increased loss of $2,386,903 for the 2019 nine-month period was primarily due to i) substantially increased consulting and advisory fees related to raising working capital and also to our failed merger with Continuity Logic, ii) incurring our bad debt related to outstanding loans owed by Continuity Logic, and iii) increased interest and amortization and derivative accounting expenses related to having greater outstanding convertible debt in the 2019 period compared to the 2018 period.

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

As of September 30, 2019, we had total current liabilities of $4,719,952 including accounts payable and accrued expenses of $1,188,338, Notes Payable of $1,275,773, customer advances of $156,057 and $2,099,784 of derivative liabilities. We also had long-term liabilities of $391,745 (net of $1,230,361 long term debt discount), as of September 30, 2019, consisting of Convertible Notes Payable having varying maturity dates.

Currently, as of the date of this filing, we have approximately only $5,000 in cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until December 2019. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. As of September 30, 2019 we had cash and current receivables of approximately only $36,000 and a working capital deficiency of $3,220,291, although a substantial portion of the current liabilities are derivative liabilities for notes and warrants. Over the past couple years, we have continued to incur substantial losses without any material increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Used in Operating Activities – We used $1,140,620 of net cash in operating activities for the nine months ended September 30, 2019 compared to $1,093,662 of net cash used in operating activities for the nine months ended September 30, 2018. This increase of $46,958 of net cash used in operating activities in the 2019 nine-month period was primarily due to reduced operating costs and accounting adjustments for derivative expenses related to convertible debt.

Net Cash Used in Investing Activities -- During the nine months ended September 30, 2019, we used no net cash in investing activities compared to net cash used in investing activities during the nine months ended September 30, 2018 of $5,000 for an equipment purchase.

Net Cash Provided By Financing Activities -- During the nine months ended September 30, 2019 we were provided net cash by financing activities of $1,049,400 including proceeds from sales of common stock of $350,000 and proceeds from notes payable of $1,037,000 offset by repayments on notes payable of $345,100. In comparison, during the nine months ended September 30, 2018 we were provided net cash by financing activities of $1,187,025 including issuance of notes payable of $1,336,125 offset by $149,100 used for repayments on notes payable.

Convertible Note Financing

A substantial majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; and so far we have raised a total of $1,037,000 from convertible debt financing in 2019.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the nine months ended September 30, 2019 we continued to incur a substantial net loss of $5,007,182 and our accumulated deficit as of September 30, 2019 is $27,521,893. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2019, or as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on their evaluation as of the end of the quarterly period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2018.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the third quarter ended September 30, 2019 are as follows:

In July 2019 we issued 100,000 restricted common shares valued at $3,900 to an accredited individual investor in consideration for making a loan to us in the amount of $75,000.

In August-September 2019 we issued an aggregate of 5,210,104 restricted common shares to two accredited investor Noteholders who converted a total of $99,162 of their outstanding Notes, with the conversion price based on specific terms contained in the Notes.

In September 2019 we issued 490,196 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

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

FISION Corporation

By:	/s/ Laurence Mascera	November 21, 2019
Laurence Mascera
Chief Executive Officer

And:	/s/ Daniel Dorsey	November 21, 2019
Daniel Dorsey
Chief Financial Officer

