Form 10-K
period 2019-12-31
FISION Corp
filed 2020-05-27
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No.000-53929

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1650 West End Blvd, Suite 100 Minneapolis, Minnesota	55416
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.9 Million on June 30, 2019.

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 270,660,252 shares of common stock are outstanding as of May 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None

Corporate Contact Information

Our current principal executive and administrative offices are located at 1650 West End Boulevard, Suite 100, Minneapolis, Minnesota 55416; our telephone number is (612) 927-3700; and we maintain a website at www.fisiononlion.com.

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

PART I

ITEM 1 BUSINESS

Current Status of the Company

In order to fund and conduct our business over the past few years, we have relied significantly on working capital obtained from private sales of our equity and debt securities to various accredited investors. Due primarily to our continued substantial operating losses for several years, we recently have been unable to continue raising such working capital as needed to support our business plan for future growth. And unless we are able to raise critically needed substantial additional funding to achieve significant future revenue growth, our current business model most likely will not succeed.

During the past year, our executive management has consisted primarily of two persons who are partners of our major affiliate, Capital Markets Solutions, LLC (“CMS”), and who have been serving us on an interim basis under the terms of a Consulting Agreement between us and CMS. This Consulting Agreement is described in Note 9 of the financial statements included in this annual report. These two executive officers were not compensated directly by us for their executive management services rendered to the Company, although their services were included as part of the monthly payments made by us to CMS pursuant to the terms of this Consulting Agreement.

Laurence Mascera, our recent interim CEO, has resigned his management position with us as of March 31, 2020, and we are currently seeking a new CEO to serve as our principal executive officer.

Because of our recent inability to raise additional capital, we have terminated employment of all of our fulltime employees, including any marketing/sales or development personnel. We also no longer lease any office, administrative or operational facilities other than a “virtual” office location in Minneapolis on a monthly basis from a business supplying such services.

For approximately the past twelve months, we have been unable to conduct any material marketing or sales activities due to lack of working capital. Our primary business operations have been focused on providing adequate software services from our Fision software platform to our existing customer base. We now conduct and outsource our operational and technical functions and activities through experienced outside contractors. We believe that our outsourced independent contractors provide adequate services for our current customers.

Background

FISION Corporation (the “Company”) was incorporated in Delaware in 2010 under a former name, and conducted no active business operations until December 2015 when the Company merged with Fision Holdings, Inc., an operating Minnesota corporation based in Minneapolis (“the 2015 Merger”). As a result of the 2015 Merger, Fision Holdings, Inc. became our wholly-owned subsidiary, and control of the Company was acquired by the pre-merger shareholders of Fision Holdings, Inc.

In connection with the 2015 Merger, we issued an aggregate of 28,845,090 shares of our common stock to the former shareholders of Minnesota Fision, and also issued derivative securities to holders of Minnesota Fision options and warrants to purchase an aggregate of 3,868,575 additional shares of our common stock. As a result of this 2015 Merger, our pre-merger shareholders plus holders of our pre-merger derivative securities held less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved common stock for all derivative securities.

The 2015 Merger was accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota Fision subsidiary was the acquirer and the Delaware parent was the acquired company. Consequently, the assets and liabilities and operations reflected in our historical financial statements prior to this merger are those of Minnesota Fision and are recorded at their historical cost basis; and our consolidated financial statements after this merger include assets and liabilities of both the Delaware and Minnesota corporations as well as the post-merger combined historical operations of both corporations.

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

Effective February 28, 2019, Garry Lowenthal resigned as our Chief Financial Officer (CFO) and as a member of our Board of Directors; and effective March 1, 2019, our Board of Directors appointed Daniel Dorsey as Chief Financial Officer and as a member of our Board of Directors. Effective April 15, 2019 our Board of Directors appointed Laurence Mascera as our Chief Operating Officer and as a member of our Board of Directors.

Effective September 11, 2019, Michael Brown resigned as our Chief Executive Officer, and concurrently our Board of Directors appointed Laurence Mascera as our interim Chief Executive Officer, who served as CEO until his resignation effective March 31, 2020.

Termination of Continuity Logic Merger

On August 3, 2018 the Company entered into an Agreement and Plan of Merger with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger resulting in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. This merger agreement was restated and amended on December 21, 2018, with a key provision of this amended Continuity Logic Merger providing that the parties thereto and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and also that the merger be completed by December 31, 2018. The Company and Continuity Logic conducted extensive due diligence regarding this merger during the last few months of 2018, but were unable to raise or receive future commitments from investors to provide sufficient capital to adequately support the anticipated post-merger combined business operations of the two companies. Accordingly, on February 4, 2019 Continuity Logic terminated this merger since it was not consummated by December 31, 2018 as well as insufficient working capital being available for post-merger business operations. The Company no longer has any relationship or involvement with the business or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $857,242 is long overdue and still outstanding as of March 31, 2020. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger does not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. We have commenced legal proceedings to attempt to collect the overdue principal and interest owed to us by Continuity Logic on these Notes. Accordingly, the Company took a reserve of $857,242 against the balance of the notes receivables, as of December 31, 2019.

Contemplated Business Combination

We are currently seeking a merger or other business combination, with our chosen target being a private software services company which could be complementary with our Fision business and structure. We believe our Company would be beneficial to combine with such a private entity due to our public status, our large tax loss position, our commercially developed proprietary Fision software platform, our customer base, and other benefits. We intend to only target and pursue such a merger with a private entity having substantial profitable revenues.

Business of Company

We are an Internet platform technology company providing cloud-based software solutions to automate the marketing functions and activities of our customers. Our business is conducted through our Minnesota Fision subsidiary based in Minneapolis, which since 2011 has created and marketed software solutions to support marketing and sales enablement activities of both private businesses and public companies.

We have developed and successfully commercialized a proprietary cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between the marketing and sales functions of a business enterprise. Our primary mission has been to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives.

We are a software services company licensing our proprietary Fision software platform to automate and facilitate marketing functions and activities in order to promote and improve sales enablement of our customers. Our innovative cloud-based software platform is readily scalable to adapt to fast business growth of any customer, regardless of size.

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

Our Fision agile marketing solutions provide three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

We derive our revenues primarily from recurring payments from customers having software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. We currently have licensing contracts with ten (10) customers using our Fision platform for their marketing and sales activities. The majority of our revenues are recurring, due to the nature of our contracts. Our ability to realize recurring revenues is a keystone feature of our business model.

We have marketed and licensed our proprietary software platform primarily through direct sales obtained by our management and in-house sales personnel, and also secondarily through the use of experienced independent sales agencies.

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

Our Customers - Our potential customer base is global and virtually unlimited, since our Fision platform software solutions are totally cloud-based and readily scalable, and include a multitude of digital tools and solutions which can provide significant benefits to the marketing and sales personnel of any commercial enterprise. We have received substantial recurring revenues from our primary customers for many years, and we regard our high percentage of recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers under written contracts.

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

We regard the hosting of our software applications, the ready digital cloud interface with our customers, and the storage of unlimited customer data provided by our premier cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our Fision software solutions to our customers than we could perform in any event.

Research and Development - Since inception, the Company has committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of the Fision proprietary software platform. Our past development activities have been conducted both internally from our former Minneapolis headquarters facility by our former experienced software development technicians, and externally from outsourced contracts with experienced independent software development companies and individuals.

Our Industry - We have marketed and licensed our software products and services in the agile marketing segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform;.

Employees - Due to our lack of available working capital, we currently have no full-time employees. Our most recent interim Chief Executive Officer resigned and we are now seeking a replacement CEO. Our Chief Financial Officer provides limited services on a part-time basis.

Outsourcing – We currently outsource our software platform maintenance and operations and our accounting and administrative functions to various experienced independent contractors, some of whom were employed by us in the past. We believe that the software and other services provided by our outsourced contractors are adequate to service our current customers as required and to maintain our corporate functions in a professional manner.

Marketing Model

During our early years while our Fision software platform was being designed and developed, our marketing and sales efforts were directed toward local or regional small-to-medium sized companies having their operations conducted from one local or a couple regional facilities. Since our Fision platform was designed to be particularly beneficial for and adaptable to large size enterprises, however, in late 2017 we revised our marketing strategy and activities to target and sell our Fision marketing software primarily to large national or global corporate enterprises having many and widespread branches and operations.

Although our marketing focus for the past few years toward large commercial enterprises has been effective in achieving a material base of such significant large customers, we have been unable to generate enough increased recurring revenues from them to support our related increased marketing, operational and administrative costs. Unfortunately, the increased length of time of the sales cycle necessary to close licensing contracts with large enterprises has been substantially longer and much more expensive than we anticipated or had incurred while marketing to smaller companies, resulting in a substantial decline in our revenues over the past few years. And since we failed to close and secure enough large enterprise customers to achieve the necessary increased revenues to support any further material marketing, we terminated all sales and marketing personnel during 2019. We are attempting to raise material working capital to support a marketing campaign to attract additional large enterprise customers, but there is no assurance any such future funds will be available to us.

ITEM 1A RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the following risks, along with all of the other information contained in this Annual Report, before considering making an investment decision to purchase any of our securities. If one or more of the following risks occur, our business, financial condition and results of operations could suffer materially. In that case, the price of our common shares in any trading market could decline materially, and you could lose a substantial part or all of your investment.

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

We incurred net losses of $(9,297,081) for the year ended December 31, 2019 and net losses of $(3,992,846) for the year ended December 31, 2018. Since our inception in 2010, we have an accumulated deficit of $(31,811,792) as of December 31, 2019. Moreover, we expect to continue operating at a loss during 2020 and most likely even beyond 2020. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

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

We have a significant amount of debt, a large portion of which has matured, and this could limit or even eliminate recovery of your investment if we fail to reach substantial profitability or otherwise resolve or satisfy our outstanding debt.

We have a substantial amount of indebtedness in the form of various Notes Payable. As of December 31, 2019, we had approximately $2,105,672 of outstanding Notes Payable including accrued interest, much of which is now due, or even due on demand. There is no assurance that we will be able to convert our outstanding debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial outstanding indebtedness, such failure would have a significant adverse effect on our business and financial condition and could even cause a total failure of our business.

We may not be able to continue as a going concern.

Our operating expenses have been funded by various sources including sales of our equity and debt securities, limited revenues from customer contracts, deferral of management salaries, and stock-based payment to management and certain service providers and consultants. Due to this situation and our ongoing losses, there is substantial doubt whether our business can continue as a going concern to support its commercial operations and satisfy its outstanding debt and other obligations. Our management is in the process of attempting to obtain additional significant financing to enable us to continue as a going concern, but there is no assurance that adequate funds will become available to allow us to continue as a going concern.

Our ability to generate future material revenues will depend upon a number of factors, some of which are beyond our control.

These factors include the rate of acceptance of our software products, competitive pressures in our industry, adapting to changes in technology in our industry, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.

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

For the fiscal years ended December 31, 2018 and 2019, three customers and two customers, respectively, each accounted for more than 10% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

We currently have no fulltime management or key employees, which harms our business substantially. Our future success will depend significantly upon our financial ability to attract and sustain fulltime employment of competent management and other key employees.

Our future business will be dependent on hiring additional qualified key personnel, and if they are not available when needed, our future growth and prospects would suffer materially.

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

Failure to manage growth effectively could harm our business seriously.

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

The availability to our customers of our products and services depends on the continuing and efficient operation of information technology and communications systems and infrastructure used by us, and most particularly on the “cloud-based” service provider facility which hosts our Fision software platform. These electronic systems are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in damage to our customers and brand.

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

We have obtained certain patents from the United States Trademark and Patent Office (USTPO) covering certain technological aspects of our Fision software platform. We also have filed certain other patent claims with the USTPO and we expect to receive patent protection regarding these other pending patent claims. Although we regard the proprietary software technology covered by our granted and pending patents to be significant for our future business, there is no assurance that any granted or pending patents will provide us with any significant proprietary protection.

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

Risks Related to Our Common Stock

The current public trading market for our common stock has fluctuated widely.

There is no assurance that the trading market for our common stock will become more stable, or will continue to be sustained. Moreover, there remains a significant risk that our common stock price may fluctuate substantially in the future in response to various factors including the following:

•	Variations in our operating results.

•	Departures or additions of management or other key personnel.

•	Announcements of significant acquisitions or strategic joint ventures.

•	Announcements of significant capital commitments or transactions.

•	Announcements of significant patent or other technological matters.

•	Substantial sales of our common stock in the open market.

•	Any significant litigation matters.

•	Announcements of new product developments.

•	Gain or loss of significant customers.

•	Natural disasters, acts of war, terrorism, or pandemics, including the ongoing Coronavirus (COVID-19) epidemic

•	General market conditions or specific political and economic conditions.

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

Ownership and related voting power of our shareholders is concentrated in our affiliates and management.

Our affiliates and directors own approximately 30% of our common stock (or more than 40% if they exercise substantial warrants held by them), which concentrated ownership by them could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could result in a decline in the price of our common stock.

This substantial concentration of stock ownership also most likely affords our affiliates and management the ability to control all matters requiring stockholder approval including the election of all directors, and the approval of mergers, acquisitions or other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the Company, which could deprive our stockholders from receiving a premium for their common shares.

We do not intend to pay dividends for the foreseeable future.

We have not paid any dividends on our common stock to date, and we do not anticipate paying any such dividends in the foreseeable future. We anticipate that any earnings experienced by us will be retained to finance the implementation of our operational business plan.

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

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing Coronavirus (COVID-19) epidemic) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

Our principal executive, telephone and administrative offices and functions are currently being outsourced to an independent contractor in Minneapolis, Minnesota providing such ”virtual office” services to various business entities, and located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416. For these office facilities and services, we pay a monthly fee of $322 which includes a storage fee for certain computer servers and other technology equipment and supplies owned by us. We do not own any real estate. We believe that such current outsourced facilities and services are adequate to satisfy our current office and administrative operations.

ITEM 3 LEGAL PROCEEDINGS

The Company is the plaintiff in a civil lawsuit commenced by us in federal district court in New Jersey, whereby we have sued Continuity Logic LLC to collect approximately $875,000 owed to us for overdue Notes and related interest and costs incident to loans made by us to Continuity Logic in 2018.

We currently are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results or financial condition.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded in the over-the-counter market, and is quoted and traded on the OTCQB Tier of OTC Markets Group under the symbol “FSSN”. Our common stock is thinly traded, and there is no assurance that our common stock will trade more actively in the future.

Since January 1, 2018, the high and low sale prices per share for our common stock are shown below, which quotations do not reflect retail mark-up, markdown or commission:

	High Price	Low Price
January---March, 2018	$0.24	$0.11
April---June, 2018	0.26	0.09
July—September, 2018	0.23	0.11
October—December, 2018	0.22	0.11
January—March, 2019	0.19	0.052
April—June, 2019	0.080	0.027
July—September, 2019	0.049	0.015
October—December, 2019	0.0415	0.0037
January—March, 2020	0.0166	0.0021

The last sale price of our common stock as reported on the OTCQB on May 21, 2020 was $0.004 per share.

Stockholders

As of March 31, 2020, there were 384 holders of record of our common stock.

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

Description of Securities

Common Stock -- Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of March 31, 2020, there were 252,105,206 shares of our common stock outstanding. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2019, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights column (a)	Weighted-average exercise price of outstanding options, warrants and rights column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a)) column (c)

Equity compensation
plans approved by	-0-		4,600,000
security holders (1)	shares	$--	shares

Equity compensation
plans not approved by	70,363,049		0
security holders (2)	shares	$.177/share	shares

____________

(1)	All former options granted under our 2011 Plan have expired pursuant to their terms.
(2)

Represents warrants granted on a one-time basis to affiliates, consultants and advisors under individual contracts or award arrangements. These grants vary in term, number of shares, and exercise price as determined by the Board of Directors to be in the best interests of the Company at the effective date of the grant of each award.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2019 and 2018, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Revenue Model

Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving consistent overall revenues or accurately forecasting our future revenue stream.

We generate our revenues primarily from recurring monthly payments from customers having a license from one to three years to access and use our proprietary marketing software platform, which payments include fees based on actual use of the Fision platform. We also receive from each new customer a prescribed one-time set-up and integration fee payable to us at the outset of the license. And we receive certain secondary fees from time to time for customized software development projects, and for processing emails for certain customers.

Marketing Model

We have marketed and licensed our proprietary software products primarily through direct sales by our management and other in-house personnel, and also secondarily through experienced and recognized independent sales agencies. We generate our revenues primarily from such software licensing contracts, and we currently have eight (8) licensed customers using our Fision platform. We market and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry.

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

In 2017, we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO), and in 2018 we were granted Patent No. US 9,984,094 B2 from the USPTO, and another granted Patent in 2019 Patent No. US 10,235,380 B2, from the USPTO which were titled “Computerized Sharing of Digital Asset Localization Between Organizations.” We also have an additional patent claims involving our software technology filed and pending with the USPTO.

Inflation and Seasonality

We do not consider our operations and business to be materially affected by either inflation or seasonality.

Critical Accounting Policies and Estimates

Principles of Consolidation

Regarding our wholly-owned Minnesota Fision subsidiary, our financial statements are presented on a consolidated basis with all intercompany transactions and balances eliminated in consolidation.

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the fiscal year ended December 31, 2019 we incurred total expenses of $290,035 for such development and support. In comparison, during the fiscal year ended December 31, 2018 we incurred total expenses of $691,201 for product development and support.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has implemented the five-step process in determining revenue recognition from contracts with customers, in accordance with ASC 606.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASU 2019-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned.

Under ASC Topic 718, “Compensation - Stock Compensation”. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company has elected to use the Cox, Ross & Rubinstein Binomial Tree valuation model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease terms. The new standard is effective for interim and annual periods beginning after December 15, 2018, and we have adopted this Topic 842 standard.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations – Fiscal Years Ended December 31, 2019 and December 31, 2018

Revenue -- Revenue was $562,763 for the fiscal year ended December 31, 2019 compared to revenue of $505,030 for the fiscal year ended December 31, 2018, an increase of $57,933, or 11.4%, which increase was due primarily to increased use by a principal customer.

Cost of Sales – Cost of sales in fiscal year 2019 was $78,333 (13.9% of revenue) compared to cost of sales in fiscal year 2018 of $81,265 (16.1% of revenue), which decrease was due primarily to decreased expense for our cloud provider service.

Gross Margin – Gross margin for fiscal year 2019 was $484,430 compared to $423,765 for fiscal year 2018, an increase of $60,665 attributable primarily to increased revenue in 2019. Gross margin as a percentage of revenue was 86% for fiscal year 2019 compared to 84% for fiscal year 2018.

Operating Expenses – Operating expenses totaled $3,869,884 for fiscal year 2019 compared to $3,139,762 for fiscal year 2018, which increased operating expenses for 2019 of $730,122 were due primarily to compensation for the one-year Capital Market Solutions, LLC consulting contract for the issuance of 30,000,000 shares of common stock, 30,000,000 five-year warrants and a monthly consulting fee of $50,000 per month. These comparable operating expenses included:

(i)

Sales and marketing expenses of $564,228 in 2019 compared to $725,018 in 2018, which decrease of $160,790 in 2019 was due primarily to termination of sales/marketing personnel and related reduced sales support activities and functions in 2019;

(ii)

Development and support expenses of $290,035 in 2019 compared to $691,201 in 2018, which substantial decrease of $401,166 in 2019 was due primarily to software enhancement development of our Fision platform to support large enterprise customers being completed prior to 2019; and

(iii)

General and administrative expenses of $3,015,621 in 2019 compared to $1,723,543 in 2018, which substantial increase of $1,292,078 was primarily due to an increase of financing and consulting services related to our terminated Continuity Logic merger as well as to the management and other services provided to us in 2019 pursuant to our consulting agreement with Capital Market Solutions LLC (CMS) primarily for the issuance of 30,000,000 shares of common stock, 30,000,000 five-year warrants and a monthly consulting fee of $50,000 per month.

Net Other Expenses – Net Other Expenses for fiscal year 2019 were $5,911,627, including loan interest of $1,565,491, debt amortization expenses of $1,844,329, OID and derivative expenses of $757,474, and a loss on debt settlement of $209,989, and a change (loss) in fair value of derivatives of $2,024,961, and a bad debt expense for notes receivable of $857,242, and an offset by a gain on extinguishment of derivative liabilities of $1,212,505, and Other Income of $135,354. In comparison, Net Other Expenses for fiscal year 2018 were $1,276,849, including loan interest of $1,744,557, debt amortization expenses of $1,241,843, OID and derivative expenses of $139,150, goodwill impairment expense of $66,000, offset by a positive change in fair value of derivatives of $1,358,601, a gain in debt settlement of $549,166, and Other Income of $6,934. The difference between fiscal 2019 and fiscal 2018 in our Net Other Expenses was due primarily to non-cash adjustments in our accounting for derivative liabilities, non-cash loan interest and extinguishment and settlement of debt.

Net (Loss) – Our net (loss) for fiscal year ended December 31, 2019 was $(9,297,081) compared to $(3,992,846) for fiscal year ended December 31, 2018, which increased loss of $5,304,235 in fiscal 2019 was due primarily to substantially higher management/administrative consulting expenses as well as a material write-off against our note receivable balance due from Continuity Logic.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including management), sales of our common stock and convertible debt securities to accredited investors, and issuances of common stock to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

In order to accomplish our business plan, we will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

At December 31, 2019 the Company had notes payable indebtedness totaling $2,103,197 including accrued interest and debt discounts. Certain information on our notes payable is set forth in Note 8 of the audited financial statements included in this annual report.

We believe that our current available cash and any funds to be received from revenues or receivables only will be sufficient to support our working capital needs until July 2020. Thus we will need to continue raising capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources including sales of our common stock or debt (including convertible debt) securities in private transactions, and loans from financial institutions or others.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2019, we had only $14,510 of cash and $9,906 of accounts receivable, and a working capital deficiency of $(7,074,243). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Used In Operating Activities – We used $1,091,761 of net cash in operating activities for the fiscal year ended December 31, 2019 compared to $2,437,972 of net cash used in operating activities for the fiscal year ended December 31, 2018, which decrease of $1,346,211 for fiscal year 2019 was due primarily to an increase of $1,389,742 in our accounts payable.

Net Cash Used By Investing Activities – During fiscal year ended December 31, 2019, we used no cash in investing activities, compared to net cash used in investing activities in fiscal year ended December 31, 2018 of $809,300 consisting of $804,300 for issuance of notes receivables and $5,000 for purchase of used office furniture.

Net Cash Provided by Financing Activities – During fiscal year ended December 31, 2019, we were provided by financing activities with net cash of $984,371 including proceeds from sales of common stock of $350,000, and proceeds from related parties of $61,500, and proceeds from Notes Payable of $964,000, offset by repayments on Notes Payable of $343,000 and repayments of related party notes of $48,129. In comparison, during fiscal year ended December 31, 2018, we were provided by financing activities with net cash of $3,358,399 including proceeds from sales of common stock of $1,400,000 and proceeds from issuance of Notes Payable of $2,959,500, offset by repayments on Notes Payable of $983,013.

Convertible Note Financing

For the past few years, a majority of our financing has consisted of convertible notes sold to accredited investors in private transactions. In 2018 we raised a total of $2,959,500 through issuance of convertible notes; and in 2019 we raised a total of $964,000 through issuance of convertible notes.

Our 2018-2019 Private Placement of Securities

In October 2018 we commenced a private offering of $2,000,000 of our common stock at $.20 per share (10,000,000 shares), offered only to accredited investors. All private investors in this placement also received additional Advisory Shares, Warrants and potential True-Up and Penalty Shares as follows:

Advisory Shares – Each investor also received an amount of Advisory Shares equal to 10% of the common shares purchased by the investor at $.20 per share.

Warrants -- Each private investor also received three-year warrants to purchase additional common shares equal to their purchased shares at an exercise price of $.20 per share.

True-Up and Penalty Shares -- Each private investor also received the right to receive True-Up shares in the event the True-Up Price as defined in the Stock Purchase Agreement for this placement is lower than the $.20 price for the purchased shares. The True-Up Price represents the average of the fifteen lowest public market closing prices during a specified 90-day period and having a floor of $.10 per share. Based on trading of our common stock, the True-Up Price per share has become much lower than this $.10 floor. Accordingly, we could be required to issue an additional total of 10,000,000 True-Up Shares to these private investors.

In addition, the warrants issued to investors in this private offering are subject to the same True-Up Price adjustment regarding their exercise price.

We sold and received subscriptions for 8,750,000 common shares offered in this private placement and received proceeds of $1,750,000 from investors, for which we have issued an aggregate of 8,750,000 purchased shares and 875,000 Advisory Shares.

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2019 we incurred a net loss of $(9,297,081) and for the year ended December 31, 2018 we incurred a net loss of $(3,992,846), and we had an accumulated deficit of $(31,811,792) and a working capital deficiency of $(7,074,243) as of December 31, 2019. And we are continuing to incur substantial losses in 2020. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2019 or as of December 31, 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2019 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iv) lack of sufficient independent directors and an independent audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Michael P. Brown	61	Director and Chairman of the Board

Greg Nagel	63	Director

John Bode	45	Director

William Gerhauser	51	Director

Michael P. Brown, a founder of the Company, has been a director and Chairman of the Board of the Company since our inception in 2010, and he was the Chief Executive Officer of the Company from our inception until September 2019. Mr. Brown has been an accomplished corporate executive for more than 20 years while serving in various senior operations, sales and executive positions. His extensive senior management experience includes having been Senior Vice President of Operations at Life Time Fitness from 1997 to 2007, where he successfully managed and oversaw annual revenue growth from $7 Million to $689 Million. In 2001, he attended the Executive MBA course at the University of St. Thomas, and he has also served in the United States Navy, Submarine Service.

Greg Nagel has been an independent director of the Company since March 2020. Mr. Nagel has over 20 years of experience leading large sales and marketing teams in the surgical distribution space. For the past six years, Mr. Nagel has been a distributor for Innovative Sterilization Technologies, Inc. Mr. Nagel is a graduate of Augustana University.

John Bode has been an independent director of the Company since March 2018. Mr. Bode’s past corporate experience includes many years serving as a key executive and/or financial officer for leading public companies. Since February 2015, he has been the owner and managing director of Aerie Investments, LLC, an investment company focused on assisting digital media start-ups with business development, strategic initiatives, and raising capital. Prior thereto, Mr. Bode was Chief Financial Officer (CFO) of the Tribune Publishing Company (now tronc, Inc, (NASDAQ: TRNC) from October 2013 to January 2015. Mr. Bode also served as the CFO of Source Interlink Companies, one of the largest enthusiast media companies in the USA and a leading distributor of periodicals. His extensive past accounting/auditing career also included being employed as a Certified Public Accountant (CPA) for BDO Seidman. Mr. Bode qualifies as an independent director under the rules of FINRA, the SEC, and all national stock exchanges.

William Gerhauser has been a director of the Company since April 2020. Mr. Gerhauser has over 25 years of experience in the financial industry in both the United States and Europe. For the past five years, Mr. Gerhauser is the Chief Executive Officer of Capital Market Solutions ("CMS"). CMS is an international consultancy firm that provides accounting, legal, structural and strategic advice to several private and public companies. Mr. Gerhauser is also the President of MGA Holdings, LLC, and also the Managing Partner of Ignition Capital, LLC. Mr. Gerhauser is also a co-founder of Fighters Choice, Inc. Mr. Gerhauser’s specialty is niche markets that are heavily regulated or have unusual tax considerations. In the last 15 years he has successfully initiated transactions in the Oil and Gas, Entertainment, Biotech, Information Technology and Beverage Industries. He is a UK-US dual national. He is a graduate of The Royal College of St. Peter at Westminster, and is a U.S. Army Infantry Veteran.

Director Relationships

There are no family relationships among or between any of our officers and directors.

Except for Mr. Bode and Mr. Gerhauser, none of our directors is a director of any other company having a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of the Securities Exchange Act, or of any company registered as an investment company under the Investment Company Act of 1940.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any Section 16(a) forms with respect to our fiscal year ended December 31, 2019, all such required reports were filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. When we adopt a Code of Ethics, it will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2019 and 2018 regarding all compensation from us paid to, awarded to, and earned by each individual who served as our chief executive officer or in any other executive officer position with the Company. These four individuals may be referred to as our “named executive officers.”

Messrs. Laurence Mascera and Daniel Dorsey received no compensation directly from us for their respective executive officer roles with the Company in 2019, when Mr. Mascera served as our Chief Operating Officer from April-September 2019 and as our interim Chief Executive Officer from September 2019 until his resignation on March 31, 2020, and Mr. Dorsey served as our Chief Financial Officer since March 2019. During 2019, such executive management services were included as part of the overall monthly consulting services provided to us by our affiliate Capital Markets Solutions, LLC (CMS), for which services we paid $50,000 monthly.

Name and Position	Year	Salary	Bonus	Option Awards		Stock Awards		Total

Michael P. Brown (3)	2019	$123,333	-	-		-		$123,333
Chief Executive Officer	2018	$240,000	-	-		-		$240,000

Garry N. Lowenthal (4)	2019	$82,500	-	-		-		$82,500
Executive Vice President and Chief Financial Officer	2018	$180,000	-	-				$180,000

Wade Anderson (5)	2019	$-	-	-		-		$-
Chief Technology Officer and Chief Product Officer	2018	$91,667	-	$-		$80,000	(2)	$171,667

Jason Mitzo (6)	2019	$103,051		$-		-		$103,051
Chief Revenue Officer	2018	$180,000	-	$45,420	(1)	-		$225,420

___________

(1)	Represents the value of stock options to purchase 500,000 shares granted in 2018.
(2)	Represents the value of stock award of 500,000 common shares granted in 2018.
(3)	Mr. Brown resigned as Chief Executive Officer in September 2019.
(4)	Mr. Lowenthal resigned as Chief Financial Officer, Executive Vice President and a director in March 2019.
(5)	Mr. Anderson terminated his employment with the Company in June 2018.
(6)	Mr. Mitzo terminated his employment with the Company in September 2019

Executive Compensation Overview

Our executive compensation program historically has consisted of a combination of base salary and stock-based compensation in the form of common stock awards or options. Our executive officers and other salaried employees are also eligible to receive health and certain other fringe benefits.

Employment Agreements With Our Executive Officers

We currently have no outstanding employment agreements with any of our executive officers.

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

To date, we have only granted stock option awards under the Plan, and as of December 31, 2018, we had outstanding options under the Plan for a total of 3,797,500 common shares. During 2019, all of the outstanding options under the Plan expired since none had been exercised according to their terms, and their underlying shares were returned to the Plan for future availability.

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

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding equity awards as of December 31, 2019.

Director Compensation

For the fiscal year ended December 31, 2019, our only director compensation was paid to our independent director, John Bode, who receives $12,500 in value of our common shares quarterly. Mr. Bode received a total of 1,579,044 common shares for his services as a director of the Company in 2019.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 31, 2020, by each of our directors and executive officers, each person known by us to own beneficially 5% or more of our Common Stock, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned, except for the disclaimed shares of Mr. Gerhauser set forth in the below Footnote 11. The address of each beneficial owner is c/o Fision Holdings, Inc., 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416.

Name	Shares of Common Stock	Percent of Common Stock (1)
Michael P. Brown	14,976,348	5.58%
John Bode	3,849,877	1.43%
Laurence Mascera	-0-	-0-
Daniel Dorsey	-0-	-0-
All directors and officers as a group (four persons)	18,826,225	7.01%
Capital Market Solutions, LLC (“CMS”) (2)	60,000,000	22.35%
William Gerhauser (3)	86,062,700	32.06%

_____________________

(1)	Based on 270,660,252 outstanding common shares of the Company as of May 14, 2020.
(2)	Includes 30,000,000 shares underlying warrants having a term of five years.
(3)

Includes 60,000,000 shares (30 million shares and 30 million warrants) owned by CMS which is controlled by Mr. Gerhauser; and 6,900,050 shares owned by Collision Capital LLC and 336,425 shares owned by Ignition Capital LLC, which two companies are controlled by Mr. Gerhauser. Mr. Gerhauser disclaims any beneficial ownership of all common shares and warrants owned by CMS, Capital Collision LLC and Ignition Capital LLC.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Parties

Since January 1, 2018 we have been involved in the following transactions with related parties:

In 2018 we granted our former Chief Revenue Officer, Jason Mitzo, a four-year stock option to purchase 500,000 common shares exercisable at $.20 per share and vesting annually and ratably over the four-year term.

In March 2018 we granted a stock award of 250,000 common shares to our independent director, John Bode, for his serving as a director for an initial one-year term. In March 2019, we granted Mr. Bode a stock award relating to his second year of service as an independent director and consisting of $12,500 in value of our common stock vesting quarterly for director compensation. Mr. Bode served as independent director for this entire second-year term, for which he received a total of 3,599,877 shares of our common stock.

In June 2018 we granted and issued 500,000 shares of common stock valued at $80,000 to our former Chief Technology Officer, Wade Anderson.

In recent years, the Company was unable to compensate its two principal officers in cash under the terms of their respective employment agreements, and their accrued compensation from time to time was converted into notes payable bearing interest at 6% per annum. Effective December 31, 2015, Mr. Brown converted $925,000 of his outstanding notes payable into 1,423,077 shares of our common stock at $.65 per share; effective in December 2016, Mr. Brown and Mr. Lowenthal each converted $25,000 of their outstanding Notes into shares of our common stock at $.30 per share; and effective in September 2017, Messrs. Brown and Lowenthal converted a total of $330,168 of their Notes into a total of l,l00,562 common shares including 850,562 shares by Mr. Brown and 250,000 shares by Mr. Lowenthal. As of December 31, 2019, Mr. Brown was owed $148,654 on his Note.

Effective February 28, 2019, Garry Lowenthal resigned as our Chief Financial Officer (CFO) and Executive Vice President and a member of our Board of Directors. Effective March 1, 2019, our Board appointed Daniel Dorsey, age 42, as our Chief Financial Officer, and also as a member of our Board of Directors.

Effective April 1, 2019 we entered into a one-year Consulting Agreement with our affiliate, Capital Market Solutions, LLC (“CMS”). CMS is controlled by William Gerhauser, who is a principal stockholder of the Company. During the one-year term of this consulting agreement, CMS provided certain management, investor and public relations services, and other advisory services to us in consideration for $50,000 monthly, 30 million restricted shares of our common stock, and a five-year stock purchase warrant to purchase an additional 30 million common shares at $.20 per share. CMS provided management services to us through March 2020 including Laurence Mascera as our Chief Operating Officer and Daniel Dorsey as our Chief Financial Officer. We concurrently added Messrs. Mascera and Dorsey to our Board of Directors.

In May 2019, CMS converted short-term notes held by CMS into a long-term convertible note payable in the principal amount of $250,000, maturing in three years, and bearing interest at 6%, and convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the ten-day period prior to conversion. CMS also received three-year warrants to purchase common shares equal to the principal amount of the note divided by the conversion price which is the same as the exercise price.

During 2019, CMS also provided certain short-term loans to us for working capital, represented by nonconvertible notes. As of December 31, 2019, $147,942 of such notes are outstanding and overdue, and no payments have been made by us in 2020 on this liability to CMS.

Effective September 11, 2019, Michael Brown resigned as our Chief Executive Officer (CEO) and concurrently our Board of Directors appointed Laurence Mascera to serve as our interim Chief Executive Officer.

Effective March 31, 2020, Mr. Mascera resigned all management positions with the Company including as interim CEO and as a member of our Board of Directors.

Effective March 31, 2020, Mr. Dorsey resigned all management positions with the Company including as interim CFO and as a member of our Board of Directors.

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

Director Independence

As of December 31, 2019, John Bode is our only independent director. As of the date of this Annual report, John Bode and Greg Nagel are the only independent directors.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Assurance Dimensions certified public accounts & associates, for the fiscal year ended December 31, 2019 and by Soles, Heyn and Company LLP, for the fiscal year ended December 31, 2018. The Company filed a Form 8-K on July 18, 2019 disclosing Changes in Registrant’s Certifying Accountant in Item 4.01.

	2019	2018

Audit Fees	$52,500	$48,712
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$52,500	$48,712

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2019 and 2018 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fision Corporation (the Company) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses for the year ended December 31, 2019. The Company had a net loss of $9,297,081, accumulated deficit of $31,811,792, net cash used in operating activities of $1,091,761, and had negative working capital of $7,074,243. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.
Margate, Florida
May 22, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fision Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fision Corporation (the Company) as of December 31, 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Soles, Heyn & Company LLP

We have served as the Company’s auditor since 2014.

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 5, 2019

FISION CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$14,510	$121,900
Accounts receivable, net	9,906	19,498
Notes receivable, net of allowance for doubtful accounts	-	811,234
Prepaid expenses	533,064	31,955
Total Current Assets	557,480	984,587

Property and equipment, net	$2,916	$6,598

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	42,813	52,598
Deposits	25,599	8,053
Total Assets	$642,608	$1,065,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,155,065	$856,096
Customer advances	62,500	181,469
Derivative liability	4,156,621	1,480,978
Note payable and accrued interest - related party (CMS)	228,692	284,377
Convertible notes payable, net of debt discount of $0 and $1,050,602 respectively	1,028,845	590,636
Total Current Liabilities	7,631,723	3,393,556

Long-Term Liabilities:
Long-term convertible notes payable, net of debt discount of $853,261 and $541,275 respectively	700,845	607,725
Total Long-Term Liabilities	700,845	607,725

Total Liabilities	$8,332,567	$4,001,281

Contingencies and Commitments (Note 12)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 135,685,981 and 67,454,276 shares issued and outstanding, respectively	13,569	6,745
Additional paid in capital	24,108,264	19,572,322
Accumulated deficit	(31,811,792)	(22,514,711)
Total Stockholders' Deficit	(7,689,959)	(2,935,644)
Total Liabilities and Stockholders' Deficit	$642,608	$1,065,637

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

REVENUE	$562,763	$505,030

COST OF SALES	78,333	81,265

GROSS MARGIN	$484,430	$423,765

OPERATING EXPENSES
Sales and Marketing	564,228	725,018
Development and Support	290,035	691,201
General and Administrative	3,015,621	1,723,543
TOTAL OPERATING EXPENSES	$3,869,884	$3,139,762

OPERATING LOSS	$(3,385,454)	$(2,715,997)

OTHER INCOME / (EXPENSES)
Interest	(1,565,491)	(1,744,557)
Amortization expense/amortization of debt discount	(1,844,329)	(1,241,843)
OID, excess derivative expense and other expenses	(757,474)	(139,150)
Goodwill impairment expense	-	(66,000)
Change in fair value of derivatives	(2,024,961)	1,358,601
Loss on extinguishment of debt / settlement of debt	(209,989)	549,166
Gain on extinguishment of derivative liabilities	1,212,505	-
Bad debt expense	(857,242)	-
Other income	135,354	6,934
TOTAL OTHER INCOME (EXPENSES)	$(5,911,627)	$(1,276,849)

NET LOSS	$(9,297,081)	$(3,992,846)

Net loss per common share - basic and diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	109,789,986	54,219,182

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2017	45,935,369	$4,594	$15,822,261	$(18,521,865)	$(2,695,010)

Common stock issued for cash	7,000,000	700	1,399,300		1,400,000
Stock issued for services	4,154,960	416	460,654		461,070
Warrants/Options granted for services	-	-	1,249,665		1,249,665
Conversion of notes payable and accrued interest/expenses	9,079,383	908	640,569		641,477
Stock issued from exercise of warrants	1,284,564	128	(128)		-
Net loss				(3,992,846)	(3,992,846)
Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825	-	350,000
Stock issued for services	37,154,044	3,715	2,111,185	-	2,114,900
Warrants/Options granted for services	-	-	879,760	-	879,760
Conversion of notes payable and accrued interest/expenses	29,327,661	2,934	1,195,172	-	1,198,106
Net loss				(9,297,081)	(9,297,081)
Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(9,297,081)	$(3,992,846)
Net cash used in operating activities:
Common stock issued for services	1,589,532	461,070
Amortization of pre-paid expenses	-	170,197
Depreciation and amortization	13,468	24,830
Stock warrants/stock options issued for services	879,760	1,249,665
Change in fair value of derivative liabilities	2,024,961	(1,358,601)
Excess derivative expense	757,474	259,385
Loss on extinguishment of debt/Gain on settlement of debt	209,989	(549,166)
Extinguishment of derivative liability due to convertible note conversions	(1,212,505)	-
Impairment and other charges	-	66,000
Bad debt expense	857,242	-
Amortization of debt discount	1,844,329	1,220,134
Interest income on notes receivable	(46,008)	(6,934)
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	9,592	20,267
Deposits	(17,546)	-
Customer contracts - unrecognized revenue	-	11,924
Work in Process	-	8,400
Prepaid expenses	24,259	(1,060)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,389,742	(269,656)
Change in customer advances	(118,969)	78,224
Net Cash Used in Operating Activities	(1,091,761)	(2,437,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,000)
Issuance of notes receivables	-	(804,300)
Net Cash Used In Investing Activities	-	(809,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(343,000)	(983,013)
Proceeds from note payable	964,000	2,959,500
Proceeds from related party notes	61,500	26,125
Repayments for related party notes and line of credit	(48,129)	(44,213)
Proceeds from issuance of common stock	350,000	1,400,000
Net Cash Provided by Financing Activities	984,371	3,358,399

Net (Decrease) Increase in Cash	(107,390)	111,127

Cash at Beginning of Year	121,900	10,773
Cash at End of Year	$14,510	$121,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year:
Interest	$-	118,920
Noncash operating and financing activities:
Derivatives recorded as debt discount	$1,041,106	$-
Conversion of debt and accrued interest to common stock	$1,198,106	$641,477
Prepaid stock issuance	$525,368	-
Acquisition of Volerro	$-	$31,800

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

FISION Corporation (formerly DE Acquisition, Inc.), a Delaware corporation (the “Company”) was incorporated on February 24, 2010 and was inactive until 2015 when it merged with Fision Holdings, Inc., a Minnesota corporation, an operating software development business based in Minneapolis, Minnesota. As a result of this merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated in Minnesota in 2010, and has developed and successfully commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications in order to “bridge the gap” between the marketing and sales functions of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates and assumptions. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, derivative securities, fair value of financial instruments, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. As of December 31, 2019, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. As of December 31, 2019 there was no cash in excess of federally insured limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2019, the Company had no cash equivalents.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2019.

	Level 1	Level 2	Level 3

Derivative Liability	$-	$-	$4,156,621

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities.

	Fair Value		Change in		Fair Value
	January 1,		fair		December 31,
	2018	Additions	Value	Conversions	2018

Derivative Liability	$1,243,788	$3,501,616	$(1,358,601)	$(1,905,825)	$1,480,978

	Fair Value		Change in		Fair Value
	January 1,		fair		December 31,
	2019	Additions	Value	Extinguishment	2019

Derivative Liability	$1,480,978	$1,863,187	$2,024,961	$(1,212,505)	$4,156,621

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements.

The derivative liability relating to the beneficial conversion feature of our convertible notes payable was $4,156,621 at December 31, 2019 and was computed using the following variables:

Exercise price	$.135--$.174
Expected volatility	182%
Expected term	Due on demand to 36 months
Risk free interest rate	0.91 – 2.51%
Expected dividends	-

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

Consolidated Statements of Cash Flows Correction

During the first quarter of 2020, the Company identified that activities related to certain notes receivables had been reported as cash flows from operating activities that should have been presented as investing activities. The Company corrected the previously presented cash flows for these notes receivables and in doing so, the statements of cash flows for 2018 was adjusted to decrease net cash flows used by operating activities by $804,300, with corresponding increases in net cash flows used by investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-employees, and expands the scope of Topic 718 (which currently only includes share-based payments to employees) to also include share-based payments issued to non-employees for goods and services, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, except for financing transactions, or awards issued to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers ("Topic 606"). The provisions of this guidance are to be applied using a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified non-employee awards that have not been settled as of the adoption date and (2) equity-classified non-employee awards for which a measurement date has not been established. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company early adopted the provisions of this guidance effective July 2, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flow.

Fair Value

The closing price of our common stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options or warrants granted is estimated as of the grant date using the Black-Scholes option pricing model. The following range of assumptions in the Black- Scholes option pricing model was used to determine fair value at the years ended below:

	Year ended December 31,
	2019	2018
Weighted-average volatility	182%	93.6%
Expected term (in years)	2.4	3.2
Risk-free interest rate	1.62%	2.56%

Expected volatilities used for award valuation in 2019 and 2018 are based on the Company’s historical prices.

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

For the years ended December 31, 2019 and 2018, there were 388,876,859 and 20,956,569 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2019 we incurred total expenses of $290,035 for research and development. In comparison, during the fiscal year ended December 31, 2018 we incurred total expenses of $691,201 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the years ended December 31, 2019 and 2018 were $17,331 and $20,444 respectively. The costs are included in the sales and marketing expenses on the consolidated statement of operations.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02. As of December 31, 2019, the Company had no leases, as the office lease expired. The Company pays for a virtual office space on a month-to-month basis.

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

At December 31, 2019 we had a working capital deficiency of $7,074,243 and an accumulated deficit of $31,811,792 and a net loss of $9,297,081 and net cash used in operating activities of $1,091,761. These conditions raise substantial doubt about our ability to continue as a going concern within one year after issuance date of the financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Our ability to continue as a going concern depends on our ability to raise additional significant funds. The Company is attempting to raise such funds through private placements of its equity or debt (including convertible debt) securities, but there can be no assurance any such future funds will become available to us. Unless we can raise additional significant working capital, our business plan most likely will not succeed.

NOTE 4 - ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$9,906	$19,498
Less: Allowance for doubtful accounts	-0-	-0-
	$9,906	$19,498

NOTE 5 - NOTES RECEIVABLE

Our notes receivable at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Notes receivable	$804,300	$804,300
Accrued interest	52,942	6,934
Total	857,242	811,234
Less allowance for doubtful accounts	(857,242)	-
Notes receivable, net	$-	$811,234

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity for working capital purposes, of which a total balance of $857,242 is still outstanding as of December 31, 2019 and in default. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company.

Further, during August 2019, the Company commenced a complaint  against Continuity Logic LLC regarding the unpaid balance of the Notes Receivable. Accordingly, the Company created an allowance for doubtful accounts of $857,242 against the loans. Continuity Logic, LLC is not a related party to the Company. Further court action is ongoing, while the Company pursues aggressive collection activities, including our law firm contacting Continuity Logic LLC customers requesting all payments to be sent directly to the law firm, on our behalf.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consist of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Equipment	$15,720	$27,118
Furniture & Fixtures	471	11,641
Less: Accumulated Depreciation	(13,275)	(32,161)
Net Property and Equipment	$2,916	$6,598

NOTE 7 - OTHER BALANCE SHEET ACCOUNTS - PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,
	2019	2018
Prepaid Expenses:
Rent Deposit	-	17,340
Sales Commissions and Severance Advances	7,696	1,060
Unvested Stock Grants	525,368	13,555
Total Prepaid Expenses	$533,064	$31,955

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, rent deposit was classified in 2018 in prepaid expenses. In 2019, rent deposit is classified in Other Assets.

NOTE 8 - NOTES PAYABLE

At December 31, 2019, we were indebted under various convertible and non-convertible Notes Payable net of debt discount of $853,261 for a total amount of $1,958,382, including related parties notes of $228,692 and non-convertible Notes Payable of $932,586 and excluding $446,404 accrued interest. As of December 31, 2019, all short term notes are in default.

At December 31, 2018 the Company was indebted under various Notes Payable net of debt discount of $1,591,877 for a total amount of $1,482,738, excluding related parties notes of $284,377 and $287,548 accrued interest.

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

In April 2019, we issued a $50,000 convertible note to an accredited investor, in addition to an additional $141,106 convertible notes for the conversion of existing short term notes to long term convertible notes to two affiliate accredited investors, bearing interest at 6% per annum during the three-year term of the note, and being convertible into our common shares at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise Black-Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity.

During May 2019, we issued a $250,000 convertible note to an accredited investor, in addition to a $250,000 convertible note for the conversion of an existing short term note to a long term convertible note to an affiliate accredited investor, bearing interest at 6% per annum during the three-year term of the note, and being convertible into our common shares at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion, also including three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black-Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $189,847 for the May 2019 note and the April 2019 note to affiliate noteholders for these conversions.

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

During September 2019, we issued a total of $78,000 in convertible notes sold to three accredited individual investors who purchased these notes from our 2019 private placement bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert these notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion. The Company recorded a derivative liability on the conversion feature in the notes, utilizing a Black Scholes pricing model, utilizing volatility for the period, closing stock price, conversion price, and the discount rate of a U.S. bond equivalent yield as of December 31, 2019. The convertible note holders also received registration rights related to any future conversion(s) of these Notes to equity.

As of December 31, 2019, the Company had $700,845 outstanding in long term convertible notes, which is net of debt discount of $853,261. The accrued interest on these long-term notes is included in accounts payable and accrued expenses on the balance sheet.

The Company recorded a gain of $1,212,505 related to the extinguishment of derivative liabilities on notes that were settled and converted during 2019.

NOTE 9-- CONSULTING CONTRACT WITH CAPITAL MARKET SOLUTIONS LLC

In April 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, providing that for a term of one year, CMS will provide us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which was recorded as a pre-paid expense and amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which we valued at $1,297,570 utilizing a Black Scholes pricing model, with the warrant expense also amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year.

NOTE 10 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At December 31, 2019 there were 135,685,981 outstanding shares of common stock and no outstanding shares of preferred stock.

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

Stock Option Grants in 2018

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

Warrant Grants in 2018

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

Shares Issued for Service in 2019

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

In April 2019 we entered into a one-year consulting contract in consideration for our payment to the consultant of $50,000 monthly, 30 million shares of our common stock, and a five-year warrant to acquire an additional 30 million shares for $.20 per share. See foregoing Note 9.

In May 2019 we issued 245,098 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

In August 2019 we issued 490,196 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

In November 2019, we issued 781,250 restricted common shares valued at $12,500 to our independent director for three months service on our Board of Directors.

Shares Issued for Cash in 2019

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

Shares Issued for Conversion of Debt in 2019

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

In August 2019 an accredited Noteholder converted $80,162 of outstanding Notes into an aggregate of 2,676,771 common shares, with the conversion price based on specific terms contained in the Notes; and in September 2019 another accredited Noteholder converted $19,000 of outstanding Notes into an aggregate of 2,533,333 common shares, with the conversion price based on specific terms contained in the Notes.

In October 2019, two Noteholders who are accredited investors converted a total of $28,000 of outstanding Notes into an aggregate of 1,370,000 common shares, with the conversion prices based on specific terms in the Notes.

In November 2019 an accredited Noteholder converted $60,869 of outstanding Notes into an aggregate of 4,753,476 common shares, with the conversion price based on specific terms in the Notes.

In December 2019, accredited debt holders converted debt, whereby we issued 2,382,402 common shares for debt of $11,912, another 3,877,237 common shares for debt of $19,386, and an additional $40,000 notes into  3,067,915 common shares, with the conversion price based on specific terms of the Notes.

NOTE 11-- RELATED PARTY TRANSACTIONS

In February 2019, we entered into a one-year Independent Director Agreement with our director John Bode, providing quarterly compensation to him of $12,500 in value of our restricted common stock which vests quarterly, in consideration for his serving on our Board of Directors during the one-year term of the Agreement. Mr. Bode received a total of 1,579,044 restricted common shares for his services as a director in 2019.

In April 2019, we entered into a consulting contract with affiliate Capital Market Solutions, LLC (CMS) providing that for a term of one year. CMS will provide us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 and a warrant to purchase an additional 30 million common shares. (See Note 9).

In May 2019, our largest and also a principal shareholder, CMS entered into a Long Term Convertible Note with us in the principal amount of $250,000 for the conversion of existing short term notes, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10-day period prior to conversion. The Convertible Note also includes three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount will be amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $189,847. CMS also has additional short term nonconvertible notes for a total of $147,942 which are in default as of June 30, 2019.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Management has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options should the need arise.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

The Company is also in litigation with our former office landlord, Butler Properties, for four months unpaid rent. Management has properly recorded these accrued amounts in the financial statements.

NOTE 13 - INCOME TAXES

At December 31, 2019 and 2018, we had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $19,591,225 and $13,486,741 for Federal and state purposes, respectively. The Federal carryforward for the Net Operating Loss (NOL) for 2010-2017 expires in 2038, while the Federal carryforward NOL for 2018 and 2019 has no expiration date, and the state carryforward expires in 2023. Given our history of net operating losses, our management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards. Accordingly, we have not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, we adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2019 and 2018, we did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2019 and 2018, we have not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2017 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Upon any attainment of taxable income by us, our management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2019	2018
Income tax at federal Statutory rate	21.0%	21.0%
Effects of permanent differences	(3.4)%	(4.0)%
Effect of temporary differences	3.5%	4.0%
Effects of state taxes (net of federal taxes)	0%	0%
Change in valuation allowance	(21.1)%	(21.0)%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2019 and 2018, a deferred income tax asset, includes a reserve for the notes receivable of $857,242, and a cumulative estimated net tax operating loss of $19,591,225 and $13,486,741 respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered our operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2019 and 2018.

Utilization of our net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

NOTE 14 -- WARRANTS

We have the following outstanding warrants to purchase our common stock at December 31, 2018 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average (Remaining Term)	Aggregate Intrinsic Value
Balance December 31, 2017	6,217,819	$0.28	$0.28	$0.29
Granted	11,626,000	0.19
Forfeited or cancelled	(102,250)	0.26
Balance December 31, 2018	17,741,569	$0.22	$0.22	$0.23
Granted	54,302,767	0.14
Forfeited or cancelled	(1,681,287)	0.27
Balance December 31, 2019	70,363,049	$0.13	$0.13	$0.14

NOTE 15 - CONCENTRATIONS

For the year ended December 31, 2019 two customers each accounted for more than 10% of our revenues, and for the year ended December 31, 2018 three customers each accounted for more than 10% of our revenues. Combined, these customers represented less than 50% of our revenues during each of 2019 and 2018. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

NOTE 16 - SUBSEQUENT EVENTS

During January-May, 2020, the following subsequent events occurred:

New debt instruments

In April 2020, we entered into a long-term loan with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan program, administered by Richfield/Bloomington Credit Union for $177,200 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds will be used for certain labor costs, office rent costs and utilities, which this portion may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program.

Stock issued for services

i) We issued 2,083,333 restricted common shares to Independent Director John B. Bode in February 2020 for the fourth vesting period of his second year of board service, pursuant to an Independent Director agreement.

Stock issued for conversion of debt

ii) In January - April 2020, we issued an aggregate of 37,062,761 shares of our common stock to four noteholders who converted total outstanding Notes in the amount of $210,000, with the conversion price based on specific terms contained in the Notes. These noteholders purchased a portion of these Notes from Capital Market Solutions, LLC, an Affiliate of the Company, in December 2019 in private transactions, prior to any debt conversions.

iii) In January 2020, we issued 4,933,333 shares of our common stock to a debt holder who converted outstanding debt in the amount of $37,000, and we issued an additional 6,933,333 shares of our common stock to a noteholder who converted a portion of a Note in the amount of $52,000.

iv) In January 2020, we issued 4,401,591 shares of our common stock to an affiliate noteholder who converted a Note in the amount of $33,452, with the conversion price based on specific terms contained in the Note.

v) In February 2020, two accredited Noteholders converted $26,472 of outstanding Notes into an aggregate of 9,662,622 common shares, with the conversion price based on specific terms contained in the Notes.

vi) In January - March 2020, we issued an aggregate of 14,195,619 shares of our common stock to four noteholders who converted total outstanding Notes in the amount of $107,675.63, with the conversion price based on specific terms contained in the Notes. These convertible notes were originally executed February 2018.

vii) In March 2020, we issued 6,062,863 shares of our common stock to a noteholder who converted a portion of an outstanding Note in the amount of $42,500, with the conversion price based on specific terms contained in the Note.

viii) In January - April 2020, we issued an aggregate of 14,929,577 shares of our common stock to three noteholders who converted total outstanding Notes in the amount of $129,000, with the conversion price based on specific terms contained in the Notes. These convertible notes were originally executed March 2019.

ix) In March 2020, we issued 6,965,743 shares of our common stock to a noteholder who converted a portion of an outstanding Note in the amount of $23,000, with the conversion price based on specific terms contained in the Note.

x) In March 2020, we issued 9,625,000 shares of our common stock to twelve accredited investors in True-Up and Penalty shares, based on terms of a private equity offering, who invested $1,750,000 from November 2018 through January 2019 in a private offering by the Company.

xi) In March 2020, an accredited Noteholder converted $5,048 of outstanding Notes into an aggregate of 4,589,091 common shares, with the conversion price based on specific terms contained in the Notes.

xii) In April 2020, we issued 3,653,846 shares of our common stock to a noteholder who converted a portion of an outstanding Note in the amount of $9,500, with the conversion price based on specific terms contained in the Note.

xiii) In April 2020, an accredited Noteholder converted $10,042 of outstanding Notes into an aggregate of 7,172,857 common shares, with the conversion price based on specific terms contained in the Notes.

xiv) In April 2020, an accredited Noteholder converted $10,000 of outstanding Notes into an aggregate of 2,702,702 common shares, with the conversion price based on specific terms contained in the Notes. This noteholder purchased a portion of a June 2019 Note from Ignition Capital, LLC in April 2020 in a private transaction.

EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among the registrant, DE6 Newco Inc., a Minnesota corporation, and Fision Holdings, Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2015)

2.2

First Amended and Restated Agreement and Plan of Merger dated December 21, 2018, by and among Fision Corporation and Continuity Logic, L.L.C. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 26, 2018)

2.3

Consulting Agreement, by and among the registrant, FISION Corporation, a Delaware corporation, and Capital Market Solutions, LLC., a Delaware limited liability corporation (filed with 2018 10-K Report)

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

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: May 27, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 27, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board (principal executive officer)

Dated: May 27, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board
(principal financial and accounting officer)

35