Form 10-K/A
period 2019-12-31
FISION Corp
filed 2020-05-29
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Fision Corporation (the “Company,” “we,” “us,” “our” or “Fision”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 27, 2020 (the “Original 10-K”). The purpose of this Amendment is to add this additional disclosure of the Company’s reliance on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID-19”) pandemic, to file the Company’s Original 10-K when originally due on March 30, 2020.

The Company was not able to file its Original 10-K by the original due date as a result of disruptions caused by the COVID-19 pandemic, as a significant portion of the Company’s business operations are contracted in certain independent contractors currently on “lock-down” orders or “shelter in place” recommendations for the national health crisis, including key personnel responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needed from its operations to permit the Company to file a timely and accurate Original Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company.

In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

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

FISION Corporation

Dated: May 29, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board (principal executive officer)

Dated: May 29, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board
(principal financial and accounting officer)

35