Form 10-K/A
period 2019-12-31
FISION Corp
filed 2020-06-04
CIK 1487931

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 270,660,252 shares of common stock are outstanding as of June 4, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Fision Corporation (the “Company,” “we,” “us,” “our” or “Fision”) is filing this Amendment No.  2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 27, 2020 (the “Original 10-K”) and amended on May 29, 2020 (“Amended 10-K”). The purpose of this second Amendment is to correct Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The purpose of the first Amendment filed on May 29, 2020, was to add this additional disclosure of the Company’s reliance on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID-19”) pandemic, to file the Company’s Original 10-K when originally due on March 30, 2020.

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

In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this second Amendment.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of June 4, 2020, by each of our directors and executive officers, each person known by us to own beneficially 5% or more of our Common Stock, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned, except for the disclaimed shares of Mr. Gerhauser set forth in the below Footnote 11. The address of each beneficial owner is c/o Fision Holdings, Inc., 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416.

Name	Shares of Common Stock	Percent of Common Stock (1)
Michael P. Brown	14,976,348	5.53%
John Bode	3,849,877	1.42%
Laurence Mascera	-0-	-0-
Daniel Dorsey	-0-	-0-
All directors and officers as a group (four persons)	18,826,225	6.96%
Capital Market Solutions, LLC (“CMS”) (2)	60,000,000	22.17%
William Gerhauser (3)	60,336,425	22.29%

 _____________________

(1)	Based on 270,660,252 outstanding common shares of the Company as of May 14, 2020.
(2)	Includes 30,000,000 shares underlying warrants having a term of five years.
(3)

Includes 60,000,000 shares (30 million shares and 30 million warrants) owned by CMS which is controlled by Mr. Gerhauser; and 336,425 shares owned by Ignition Capital LLC, which is controlled by Mr. Gerhauser. Mr. Gerhauser disclaims any beneficial ownership of all common shares and warrants owned by CMS and Ignition Capital LLC.

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

FISION Corporation

Dated: June 4, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 4, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board (principal executive officer)

Dated: June 4, 2020	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board
(principal financial and accounting officer)

35