Form 10-Q
period 2020-03-31
FISION Corp
filed 2020-06-29
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes       ☒ No

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 285,439,993 shares of common stock are outstanding as of June 29, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Fision Corporation (the “Company”) on May 15, 2020, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”), originally due on May 15, 2020, due to circumstances related to the Coronavirus Disease 2019 (“COVID-19”) pandemic. A significant portion of the Company’s business operations are contracted in certain independent contractors currently on “lock-down” orders or “shelter in place” recommendations for the national health crisis, including key personnel responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needs from its operations to permit the Company to file a timely and accurate Quarterly Report on Form 10-Q, and to facilitate review of the Form 10-Q by the Company’s independent auditors, for its period ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to avail itself of a 45-day extension to file its Form 10-Q.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash	$-	$14,510
Accounts receivable, net	3,056	9,906
Notes receivable, net of allowance for doubtful accounts	-	-
Prepaid expenses	7,696	533,064
Total Current Assets	$10,752	$557,480

Property and equipment, net	$2,231	$2,916

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	40,366	42,813
Deposits	25,599	25,599
Total Assets	$92,748	$642,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,286,448	$2,155,065
Contract liability (customer deposits)	23,500	62,500
Derivative liability	2,486,210	4,156,621
Note payable and accrued interest - related party (CMS & Mike Brown)	411,361	228,692
Notes payable, net of debt discount of $0 and $0 respectively	716,750	1,028,845
Total Current Liabilities	$5,924,269	$7,631,723

Long-Term Liabilities:
Long-term convertible notes payable, net of debt discount of $500,230 and $853,261 respectively	748,143	700,845
Total Long-Term Liabilities	748,143	700,845

Total Liabilities	$6,672,412	$8,332,567

Contingencies and Commitments (Note 6)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 249,438,540 and 135,685,981 shares issued and outstanding, respectively	24,944	13,569
Additional paid in capital	25,128,631	24,108,264
Accumulated deficit	(31,733,239)	(31,811,792)
Total Stockholders' Deficit	$(6,579,664)	$(7,689,959)
Total Liabilities and Stockholders' Deficit	$92,748	$642,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUE	$104,044	$133,153

COST OF SALES	28,732	20,977

GROSS MARGIN	$75,312	$112,176

OPERATING EXPENSES
Sales and Marketing	1,949	166,965
Development and Support	108,394	148,638
General and Administrative	810,614	316,197
TOTAL OPERATING EXPENSES	$920,957	$631,800

OPERATING LOSS	$(845,645)	$(519,624)

OTHER INCOME / (EXPENSES)
Interest expense and debt discount	(390,737)	(289,957)
Amortization expense/amortization of debt discount	(53,168)	(217,966)
Gain (loss) from fair value of derivatives	1,396,698	(228,339)
Loss on extinguishment of debt / settlement of debt	(28,595)	264,591
Bad debt expense	(12,065)	-
Other interest income	12,065	6,440
TOTAL OTHER INCOME (EXPENSES)	$924,198	$(465,231)

NET INCOME (LOSS)	$78,553	$(984,855)

Net income (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average shares outstanding: (Note 1)
Basic	193,786,582	74,514,874
Diluted	770,100,769	74,514,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional	Retained
	Common	Common	Paid in	Earnings
	Shares	Stock	Capital	(Deficit)	Total
Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825	-	350,000
Stock issued for services	537,500	54	54,446	-	54,500
Warrants/Options granted for services	-	-	148,199	-	148,199
Conversion of notes payable and	8,622,087	862	741,528	-	742,391
accrued interest/expenses
Net loss				(999,541)	(999,541)
Balance, March 31, 2019	78,363,863	$7,836	$20,866,320	$(23,514,252)	$(2,640,096)

Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Stock issued for services	2,083,333	208	12,292		12,500
Stock issued for true-up and penalty shares	9,625,000	963	47,740		48,703
Warrants/Options granted for services	-	-	324,392		324,392
Conversion of notes payable and	102,044,226	10,204	635,943		646,147
accrued interest/expenses
Net income				78,553	78,553
Balance, March 31, 2020	249,438,540	$24,944	$25,128,631	$(31,733,239)	$(6,579,664)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$78,553	$(984,855)
Net cash used in operating activities:
Common stock issued for services	336,892	54,056
Depreciation and amortization	3,133	3,227
Stock warrants/stock options issued for services	-	89,079
Amortization of pre-paid stock issued	525,368	-
True-up and penalty shares issued	48,703	-
Change in fair value of derivative liabilities	(1,396,698)	228,339
Loss on extinguishment of debt/settlement of debt	28,596	(264,591)
Bad debt expense	12,065	-
Amortization of debt discount	50,722	217,965
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	6,850	(15,191)
Change in interest receivable	(12,065)	(6,440)
Prepaid expenses	-	863
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	269,471	62,218
Change in customer advances	(39,000)	(45,804)
Net Cash Used in Operating Activities	(87,410)	(661,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(431,000)
Proceeds from note payable	75,000	348,693
Proceeds from related party notes	-	325,390
Repayments for related party notes and line of credit	(2,100)	(6,000)
Proceeds from issuance of common stock	-	350,000
Net Cash Provided by Financing Activities	72,900	587,083

Net (Decrease) Increase in Cash	(14,510)	(74,051)

Cash at Beginning of Period	14,510	121,900
Cash at End of Period	$-	$47,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	-	(40,363)
Noncash operating and financing activities:
Conversion of debt and accrued interest to common stock	694,850	742,391
Prepaid stock issuance	532,368	-
Common stock issued for services	12,500	-
Warrants issued as debt discount	-	59,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

Although these interim financial statements for the three-month periods ended March 31, 2020 and 2019 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2020 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K/A filed with the SEC on June 4, 2020.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2019 and the three months ended March 31, 2020, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the three months ended March 31, 2020, two customers exceeded 10% of our revenues, including one for 29 % of revenues, and one for 17% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2017. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company adopted the application of ASC 606 and has evaluated the impact of ASC 606, and the application of ASC 606 did not have a material impact on its consolidated financial statements and disclosures, as the Company had already implemented the five-step process in determining revenue recognition from contracts with customers.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02. As of March 31, 2020, the Company had no leases, as the office lease expired. The Company pays for a virtual office space on a month-to-month basis.

Loss Per Common Share

Earnings per Share — Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Under ASC 260-10-45-16, the calculation of diluted earnings per share, the numerator should be adjusted to add back any convertible dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The denominator should include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Please refer to the below table for additional details:

	For the three months ended March 31,
	2020	2019
Net income (loss)	$78,553	$(984,855)
Adjustments for diluted earnings:
Income (Loss) per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted average shares outstanding:
Basic	193,786,582	74,514,874
Diluted	770,100,769	74,514,874

For the three months ended March 31, 2020 there were 576,314,187 potentially dilutive securities included in the calculation of weighted-average shares outstanding.

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

Stock-Based Compensation

We record stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the binomial pricing model to measure the fair value of options and warrants.

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

At March 31, 2020 we had a working capital deficiency of $5,913,517 and an accumulated deficit of $31,733,239. The Company had a net income of $78,553 and net cash used in operations was $87,410 for the three months ended March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds to support activities to obtain increased revenues, and otherwise addressing our ability to continue as a going concern. Our management believes that if we succeed in raising substantial additional capital to implement increased funding for substantial marketing and sales support, we will be able to generate material increased revenues and continue as a going concern. Unless we can raise significant additional working capital, however, we most likely will not be able to continue our current business as a going concern.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2019 and March 31, 2020:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$2,486,210

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value December 31, 2019	Additions	Change in fair Value	Extinguishment	Fair Value March 31, 2020

Derivative liability	$4,156,621	$-0-	$(1,396,698)	$(273,713)	$2,486,210

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0012-$.0033
Expected Volatility	266%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.23%-1.58%
Expected dividends	-

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

NOTE 4 – NOTES PAYABLE

At March 31, 2020, we were indebted under various Notes Payable with interest rates of 6% to 15% in the total amount of $1,876,254, including $411,361 for related parties (consisting of $356,557 short term notes and accrued interest of $54,804), including $716,750 of notes payable, net of debt discount (consisting of short term non-convertible notes payable of $291,300 due on demand and short-term convertible notes, mostly in default, of $425,450) and long-term convertible notes of $748,143 net of debt discount of $500,230.

NOTE 5 – NOTES RECEIVABLE

Our notes receivable at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	Dec. 31, 2019
Notes receivable	$804,300	$804,300
Accrued interest	65,007	52,942
Total	$869,307	$857,242
Less allowance for doubtful accounts	(869,307)	(857,242)
Notes receivable, net	$-	$-

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity for working capital purposes, of which a total balance of $869,307 is still outstanding as of March 31, 2020 and in default, however, the allowance for doubtful accounts is $869,307 resulting in no balance in net note receivable. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company.

Further, during August 2019, the Company commenced a complaint against Continuity Logic LLC regarding the unpaid balance of the Notes Receivable. Accordingly, the Company created an allowance for doubtful accounts of $869,307 against the loans. Continuity Logic, LLC is not a related party to the Company. Further court action is ongoing, while the Company pursues aggressive collection activities, including our law firm contacting Continuity Logic LLC customers requesting all payments to be sent directly to the law firm, on our behalf.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, providing that for a term of one year, CMS will provide us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which was recorded as a pre-paid expense and amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which warrant we valued at $1,297,570 utilizing a Black Scholes pricing model, utilizing volatility for the period, closing stock price, strike price, and the discount rate of a U.S. bond equivalent yield, with the warrant expense amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year. As of March 31, 2020, all terms of this CMS consulting agreement expired.

COVID-19 Management of the Company has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options should the need arise. The Company continues to monitor the impact of this pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

The Company is also in litigation with our former office landlord, Butler Properties, for four months unpaid rent. Management has properly recorded these accrued amounts in the financial statements.

NOTE 7 -- STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2019 there were 78,363,863 outstanding shares of common stock and no outstanding shares of preferred stock. At March 31, 2020 there were 249,438,540 outstanding shares of common stock and no outstanding shares of preferred stock.

During the three months ended March 31, 2020, we completed the following equity transactions:

Stock issued for services

In February 2020 we issued 2,083,333 restricted common shares valued at $12,500 to John Bode, an independent director, for his service as a director pursuant to an Independent Director agreement.

Stock issued for true-up and penalty shares

In March 2020 we issued an aggregate of 9,625,000 restricted common shares to twelve accredited investors, which represented True-Up and Penalty shares owed to them pursuant to a 2018-2019 private placement of the Company in which they invested a total of $1,750,000.

Stock issued for conversion of debt

During the first quarter of 2020 ended March 31, 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows, with the conversion prices based on specific terms contained in the Notes:

In January 2020, a Noteholder converted $37,000 of outstanding Notes into 4,933,333 shares; another Noteholder converted a $52,000 portion of an outstanding Note into 6,933,333 shares; and a third Noteholder converted $33,452 of outstanding Notes into 4,401,591 shares.

In February 2020, two Noteholders converted a total of $26,472 of outstanding Notes into an aggregate of 9,662,622 shares.

In March 2020, a Noteholder converted a $42,500 portion of an outstanding Note into 6,062,863 shares; another Noteholder converted a $23,000 portion of an outstanding Note into 6,965,743 shares; and a third Noteholder converted $5,048 of outstanding Notes into 4,589,091 shares.

During January-March, 2020 the following debt conversions also took place:

i)	three Noteholders converted a total of $190,000 of outstanding Notes into an aggregate of 29,370,454 shares, which Note amounts were purchased by them in December 2019 from Capital Market Solutions LLC (CMS), an affiliate of the Company, in private transactions;
ii)	four Noteholders converted a total of $107,676 of outstanding Notes into an aggregate of 14,195,619 shares, which Notes were originally issued in February 2018; and
iii)	three Noteholders converted a total of $129,000 of outstanding Notes into an aggregate of 14,929,577 shares, which Notes were originally issued in March 2019.

NOTE 8-- RELATED PARTY

Our related parties notes payable as of March 31, 2020 are $411,361, include $151,146 owed to Michael Brown, a director and our former CEO, for unpaid past salary compensation converted into a note (consisting of $126,115 unpaid short-term note and $25,031 accrued interest), payable on demand with an interest rate of 6% per annum, and also CMS and MGA Holdings (related parties) also includes short-term non-convertible notes for a total of $260,215 (consisting of $230,442 short term unconvertible note balance and $29,773 accrued interest), which are in default as of March 31, 2020.

During the first quarter of 2020, the Company identified the disclosure in notes payable and accrued interest – related parties in the 2019 annual report, Form 10K/A, had reported an amount of $228,692 which included Michael Brown, a director and former Chief Executive officer, and also included a portion of the balance of Capital Market Solutions LLC (“CMS”), and did not include the balance of MGA Holdings, LLC, both owned and/or controlled by William Gerhauser, who is a director and controlling shareholder of the Company. For the reporting in this quarterly report, for the period ending March 31, 2020, the balance of $411,361 is the total of the related party loans for Michael Brown, CMS and MGA Holdings, LLC.

In 2019, we entered into a consulting contract with affiliate CMS for a term of one year, whereby CMS provided us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million restricted shares of our common stock and a warrant to purchase an additional 30 million common shares. (See Note 6). This contract has expired.

In May 2019, our largest and also a principal shareholder, Capital Market Solutions, LLC (CMS) entered into a Long Term Convertible Note with us in the principal amount of $250,000 for the conversion of existing short term notes, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10-day period prior to conversion. The Convertible Note also includes three year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount is being amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and CMS also received registration rights related to any future conversion(s) of this Note to equity. As of March 31, 2020, this $250,000 Long Term Convertible Note with CMS has been assigned to third parties and subsequently the entire balance has been converted into shares of restricted common stock.

NOTE 9 -- SUBSEQUENT EVENTS

New debt instruments

In April 2020, we obtained a SBA long-term loan under the federal COVID-19 Payroll Protection Program (PPP) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum. The portion of the loan proceeds used for labor, utilities and office costs may be subject to loan forgiveness under the terms of the SBA/PPP program.

Stock issued for services

In May 2020, we issued 5,000,000 restricted common shares valued at $14,500 to two accredited investors for advisory services to the Company.

In June 2020, we issued 2,604,167 restricted common shares to Independent Director John B. Bode for the first vesting period of his third year of board service, pursuant to an Independent Director agreement effective March 1, 2020.

Stock issued for the conversion of debt

In April 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows, with the conversion prices based on specific terms contained in the Notes:

i)	A Noteholder converted a $9,500 portion of an outstanding Note into 3,653,846 shares;
ii)	A Noteholder converted $10,042 of outstanding Notes into an aggregate of 7,172,857 shares;
iii)	A Noteholder converted $10,000 of outstanding Notes into an aggregate of 2,702,702 shares, and this Noteholder purchased a portion of a June 2019 Note from Ignition Capital LLC in April 2020 in a private transaction; and
iv)	A Noteholder converted $20,000 of outstanding Notes into 7,692,307 shares, which represented a portion of an outstanding Note purchased by this Noteholder from affiliate CMS in December 2019 in a private transaction.

In June 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows, with the conversion prices based on specific terms contained in the Notes:

i)	A Noteholder converted a $21,000 portion of an outstanding Note into 5,000,000 shares;
ii)	A Noteholder converted a $9,137 portion of an outstanding Note into 2,175,574 shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are certain statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Status of the Company

In order to fund and conduct our business over the past few years, we have relied significantly on working capital obtained from private sales of our equity and convertible debt securities to various accredited investors. Due primarily to our continued substantial operating losses for several years, we recently have been unable to continue raising such working capital as needed to support our business plan for future growth. And unless we are able to raise critically needed substantial additional funding to achieve significant revenue growth, our current business model most likely will not succeed.

During the past twelve months ended March 31, 2020, our executive management consisted of two persons who are partners of our major affiliate and principal shareholder, Capital Markets Solutions, LLC (“CMS”), and who served us on an interim basis under the terms of a Consulting Agreement between us and CMS dated April 1, 2019. This Consulting Agreement is described in Note 6 of the financial statements included in this quarterly report. This CMS contract expired as of the end of March 2020, and the two CMS partners acting as our interim executive management resigned as executive officers and directors of the Company. As of April 1, 2020, our management consists of four directors, Michael Brown, John Bode (independent), William Gerhauser and Greg Nagel (independent). Michael Brown currently is acting as our principal executive officer and principal financial and accounting officer without compensation.

For the past eighteen months, we have been unable to conduct any material marketing or sales activities due to lack of working capital. Our primary business operations have been focused on providing adequate software services from our Fision software platform to our existing customer base. We now conduct our operational and technical functions and customer support activities through experienced independent contractors, and we believe that our outsourced independent contractors provide adequate services to our current customers.

Because of our recent inability to raise adequate additional capital, we have terminated employment of all our employees. We also no longer have a physical operational office facility in downtown Minneapolis, but rather we now conduct our operations and business from a “virtual” office location in Minneapolis.

Overview

We are an Internet platform technology company providing proprietary cloud-based software solutions to automate and improve the marketing and sales enablement functions and activities of our customers. Our focus is to provide software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives. Our development, management, marketing and other operations have been conducted through our wholly-owned Minnesota corporate subsidiary, Fision Holdings, Inc.

We have developed and commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise. Our Fision platform marketing software solutions to promote and improve sales enablement functions of any entity. This cloud-based software platform is readily scalable to adapt to fast business growth of any customer, regardless of size. Except for future customary periodic upgrades, the basic development of our Fision software marketing platform has been completed.

Our proprietary Fision platform enables every member of the marketing and sales teams of our customers, by having easy and automated access to all their digital marketing and media assets, to leverage the full power of their distinctive brands and digital marketing assets in every interaction with their consumers or buyers.

In May 2017, we acquired substantially all the assets of Volerro Corporation, a Delaware corporation based in Minneapolis and engaged in the development and marketing of proprietary cloud-based “content collaboration” software services. Since this acquisition, we have included these Volerro services with our Fision SaaS platform.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of March 31, 2020 we have written license contracts with ten (10) customers actively using our Fision platform for their marketing and sales operations.

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

Our market and potential customer base are global and virtually unlimited, since our Fision platform software solutions provide significant benefits to the marketing and sales departments and personnel of any commercial enterprise, regardless of size and widespread locations. We receive substantial recurring revenues, and certain customers have maintained written contracts with us for years. We regard our high percentage of recurring revenues to be particularly significant to our business strategy which emphasizes long-term relationships with our customers under written contracts. We believe that our ability to realize such recurring revenues is a keystone feature of our business model.

We have marketed and licensed our proprietary software platform both through direct sales obtained by our management and in-house sales personnel, and through utilizing experienced independent national technology sales agencies.

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

We believe that our past marketing focus toward large enterprises was relatively effective, since during 2018-2019 we closed and implemented material contracts with, and are receiving recurring revenues from, several large enterprise companies. Unfortunately, the increased length of time of our sales cycle necessary to sell to large enterprises has been substantially more expensive and much longer than we earlier incurred while selling primarily to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a material decline in our revenues during the past couple years. Accordingly, we failed to raise enough working capital to support and continue the substantial marketing resources and time necessary to secure enough large enterprise customers to achieve material increased revenues. We currently are attempting to raise the substantial capital necessary to launch an effective marketing campaign including whatever personnel and other resources are needed to properly address and sell our software services to additional targeted large enterprise customers. There is no assurance that such funds will be available to us in the future.

Contemplated Business Combination

Along with our current efforts to raise significant working capital, we are seeking a merger or other business combination with a private software services company which could be complementary with our Fision business structure. We believe our Company would be beneficial to join with such a targeted private entity due to our public status, our large tax loss position, our commercially developed unique software platform, and other benefits.

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

Our Employees and Properties

We currently have no employees, and will only be able to hire future employees if we succeed in raising substantial working capital for future operations. We have hired independent contractors, advisors and third-parties for customer support, accounting and development activities.

We no longer lease any facilities at Butler Square, our former offices in downtown Minneapolis, Minnesota. Rather we now conduct our current business and operations under a short-term lease from a temporary “virtual” office in Minneapolis which provides us with telephone, mail and basic conference facilities adequate for our current activities, as well as storage of certain computers, hardware servers, software assets and other technology development and office equipment, furniture and supplies owned by us. We do not own any real estate.

Revenue and Marketing Models

Revenue Model -- Our revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. Over the past several years, we consistently committed substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with large enterprise customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream.

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

Marketing Model – In past years, we have marketed, sold and licensed our proprietary software products through a direct sales force including management, and also through independent national sales agencies who sell (license) our branded software products as agents being paid commissions based on their actual sales.

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

In 2017 we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations.” In 2018 we were granted another Patent No. US 9,984,094 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations”. And in 2019 we were granted another Patent No. US 10,235,380 B2 from the United States Patent and Trademark Office (USPTO) entitled “Computerized Sharing of Digital Asset Localization Between Organizations”.

Inflation and Seasonality

We do not consider our operations and business to be materially affected by either inflation or seasonality.

Litigation

From time to time, we have been subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation against or involving us. We are involved in a dispute with our former landlord relating to claimed rental payments owed by us, but we do not regard it as material regardless of its outcome.

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

Research and Development -- We expense all our research and development operations and activities as they occur. Our development activities have been conducted externally from outsourced contracts with experienced independent software development companies and individuals.

Derivative Instrument Liabilities – We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary revalued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use a binomial pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Cost of Sales -- Cost of sales primarily represents third-party hosting, data storage and other services provided by Microsoft’s Azure Cloud service, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of sales relating to our cloud services is recognized monthly.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenue -- Revenue was $104,044 for the quarter ended March 31, 2020 compared to revenue of $133,153 for the quarter ended March 31, 2019, which decrease in revenue in the 2020 first quarter was primarily because of our inability to obtain new customers due to lack of marketing/sales personnel in the 2020 first quarter.

Cost of Sales – Cost of sales for the quarter ended March 31, 2020 was $28,732 (27.6% of revenue) compared to cost of sales of $20,977 (15.8% of revenue) for the quarter ended March 31, 2019. The increase in cost of sales for the 2020 first quarter was due to increased platform deployment costs.

Gross Margin – Gross margin for the quarter ended March 31, 2020 was $75,312 compared to $112,176 for the quarter ended March 31, 2019. Gross margin as a percentage of revenue was 72.4% for the first quarter of 2020 compared to 84.2% of revenue for the first quarter of 2019.

Operating Expenses – Operating expenses for the first quarter of 2020 were $920,957 compared to those of $631,800 for the first quarter of 2019. Sales and marketing expenses for the quarter ended March 31, 2020 were $1,949 compared to $166,965 for the quarter ended March 31, 2019, which substantial decrease in the first quarter of 2020 was primarily due to having no marketing/sales activities or personnel in the 2020 first quarter. Development and support expenses for the quarter ended March 31, 2020 were $108,394 compared to $148,638 for the quarter ended March 31, 2019, which decrease in the first quarter of 2020 was due primarily to our having no technical employees during the 2020 first quarter whereby we outsourced our development activities. General and administrative expenses for the quarter ended March 31, 2020 were $810,614 compared to $316,197 for the quarter ended March 31, 2019, which substantial increase of $494,417 in the 2020 first quarter was primarily due to increased management consulting and advisory services related to our Consulting Agreement with affiliate Capital Market Solutions LLC (CMS).

Operating Loss -- Operating loss for the quarter ended March 31, 2020 was $845,645 compared to $519,624 for the quarter ended March 31, 2019, which substantially increased net loss for the first quarter of 2020 was primarily due to the substantially increased general and administrative expenses disclosed in the foregoing paragraph.

 Other Income / Expenses – Other income/expenses for the first quarter ended March 31, 2020 were other income of $924,198 (consisting of $390,737 of interest and debt discount expenses, $53,168 of amortization of debt discount, $28,595 of loss on settlement of debt, $12,065 bad debt expense, offset by $1,396,698 gain on fair value of derivatives and $12,065 of other interest income) compared to other expenses of $465,231 for the first quarter ended March 31, 2019 (consisting of interest and debt discount expenses of $289,957, amortization of debt discount of $217,966, and a loss on fair value of derivatives of $228,339, offset by a gain of $264,591 from extinguishment of debt and $6,440 of other interest income). The increase in the 2020 first quarter was due primarily to other income on the changes in the fair value of derivatives in 2020 first quarter.

Net Income (Loss) – Our net income for the first quarter ended March 31, 2020 was $78,553 compared to a net loss of $984,855 for the first quarter ended March 31, 2019, which increase in net income for the 2020 first quarter was primarily due to other income on the gain from fair value of derivatives in 2020 first quarter.

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

As of March 31, 2020, we had total current liabilities of $5,924,269 including accounts payable and accrued expenses of $2,286,448, short-term Notes Payable of $1,128,111, customer advances of $23,500 and $2,486,210 of derivative liabilities. We also had long-term liabilities of $748,143 (net of $500,230 debt discount) as of March 31, 2020, consisting of Convertible Notes Payable having varying maturity dates.

Currently, as of the date of this filing, we have minimal cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime in July, 2020. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

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

Net Cash Used in Operating Activities – We used $87,410 of net cash in operating activities for the three months ended March 31, 2020 compared to $661,134 of net cash used in operating activities for the three months ended March 31, 2019. This decrease of $573,724 of net cash used in operating activities in the 2020 first quarter was primarily due to the substantial decrease in net loss, as we had a small net income for the 2020 first quarter compared to the 2019 first quarter.

Net Cash Used in Investing Activities – There were no investing activities in either of the three-month periods ended March 31, 2020 and March 31, 2019.

Net Cash Provided By Financing Activities -- During the three months ended March 31, 2020, we were provided net cash by financing activities of $72,900 including proceeds from issuance of a note payable of $75,000 offset by repayments to a line of credit of $2,100. In comparison, during the three months ended March 31, 2019, we were provided net cash by financing activities of $587,083 including proceeds of $350,000 from sale and issuance of common stock and proceeds of $674,083 from issuance of notes payable, offset by $431,000 used for repayments on notes payable and $6,000 paid on a line of credit.

Convertible Note Financing

A substantial majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; and we raised a total of $964,000 from convertible debt financing in 2019.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the three months ended March 31, 2020, we had a marginal net income of $78,553 and our accumulated deficit as of March 31, 2020 is $31,733,239. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2020, or as of the date of this report.

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

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on his evaluation as of the end of the quarterly period covered by this report, he has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management and principal officers to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2019.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the first quarter ended March 31, 2020 are as follows:

Stock issued for services

In February 2020 we issued 2,083,333 restricted common shares valued at $12,500 to John Bode, an independent director, for his service as a director pursuant to an Independent Director agreement.

Stock issued for true-up and penalty shares

In March 2020 we issued an aggregate of 9,625,000 restricted common shares to twelve accredited investors, which represented True-Up and Penalty shares owed to them pursuant to a 2018-2019 private placement of the Company in which they invested a total of $1,750,000.

Stock issued for conversion of debt

Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows, with the conversion prices based on specific terms contained in the Notes:

In January 2020 a Noteholder converted $37,000 of outstanding Notes into 4,933,333 shares; another Noteholder converted a $52,000 portion of an outstanding Note into 6,933,333 shares; and a third Noteholder converted $33,452 outstanding Notes into 4,401,591 shares.

In February 2020 two Noteholders converted a total of $26,472 into an aggregate of 9,662,622 shares.

In March 2020 a Noteholder converted a $42,500 portion of an outstanding Note into 6,062,863 shares; another Noteholder converted a $23,000 portion of an outstanding Note into 6,965,743 shares; and a third Noteholder converted $5,048 of outstanding Notes into 4,589,091 shares.

During January-March 2020 the following debt conversions also set forth:

i) three Noteholders converted a total of $190,000 of outstanding Notes into an aggregate of 29,370,454 shares, which Note amounts were purchased from them in December 2019 from affiliate Capital Market Solutions (CMS) in private transactions;

ii) four Noteholders converted a total of $107,676 of outstanding Notes into an aggregate of 14,195,619 shares, which Notes were originally issued in February 2018; and

iii) three Noteholders a converted a total of $129,000 of outstanding Notes into an aggregate of 14,929,577 shares, which Notes were originally issued in March 2019.

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Securities Exchange Act (filed herewith)
31.2	Certification of principal financial officer pursuant to Securities Exchange Act (filed herewith)
32.1	Certification of principal executive officer/principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

By:	/s/ Michael Brown	June 29, 2020
Michael Brown
Principal executive officer and principal financial and accounting officer

