Form 10-Q
period 2020-06-30
FISION Corp
filed 2020-08-19
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 285,439,993 shares of common stock are outstanding as of August 19, 2020.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$-	$14,510
Accounts receivable, net	2,739	9,906
Notes Receivable and Accrued Interest, net of allowance for doubtful accounts	-	-
Prepaid Expenses	7,696	533,064
Total Current Assets	10,435	557,480

Property and equipment, net	$1,544	$2,916

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	37,920	42,813
Deposits	25,599	25,599
Total Assets	$89,298	$642,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,374,953	$2,155,065
Contract liability (customer deposits)	-	62,500
Derivative liability	2,533,208	4,156,621
Current portion of long-term debt: SBA-PPP loan	88,600	-
Note payable and accrued interest - related party	581,991	228,692
Notes payable, net of debt discount of $0 and $0 respectively	1,127,250	1,028,845
Total Current Liabilities	6,706,002	7,631,723

Long-Term Liabilities:
Long-Term SBA-PPP loan	88,600	-
Long-Term Convertible Notes Payable, net of debt discount of $439,885 and $853,261 respectively	103,115	700,845
Total Long-Term Liabilities	191,715	700,845

Total Liabilities	6,897,717	8,332,567

Contingencies and Commitments (Note 6)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 285,439,993 and 135,685,981 shares issued and outstanding, at June 30, 2020 and December 31, 2019 respectively	28,544	13,569
Additional paid in capital	25,231,710	24,108,264
Accumulated deficit	(32,068,673)	(31,811,792)
Total Stockholders' Deficit	(6,808,419)	(7,689,959)
Total Liabilities and Stockholders' Deficit	$89,298	$642,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$76,445	$135,091	$180,489	$268,243

COST OF SALES	22,988	30,198	51,721	51,175

GROSS MARGIN	$53,457	$104,893	$128,768	$217,068

OPERATING EXPENSES
Sales and Marketing	2,450	157,350	4,399	324,314
Development and Support	87,899	144,801	196,293	293,439
General and Administrative	118,235	1,217,084	940,913	1,540,480
TOTAL OPERATING EXPENSES	$208,584	$1,519,235	$1,141,605	$2,158,233

OPERATING LOSS	$(155,127)	$(1,414,342)	$(1,012,837)	$(1,941,165)

OTHER INCOME / (EXPENSES)
Interest expense and debt discount	(70,519)	(49,562)	(449,188)	(328,535)
Amortization expense/amortization of debt discount	(50,904)	(921,389)	(104,074)	(1,141,800)
Excess derivative expense	-	(753,967)	-	(753,967)
Gain (loss) in fair value of derivatives	(46,998)	(142,336)	1,349,700	86,002
Loss on extinguishment of debt / loss on settlement of debt	(11,887)	(129,154)	(40,482)	(321,241)
Gain on extinguishment of derivative liabilities		1,158,036		1,158,036
Bad debt expense	(12,065)	(416,026)	(24,129)	(416,026)
Interest income on notes receivable	12,065	102,523	24,129	92,939
TOTAL OTHER INCOME (EXPENSES)	$(180,308)	$(1,151,875)	$755,956	$(1,624,592)

NET LOSS	$(335,435)	$(2,566,217)	$(256,881)	$(3,565,757)

Net income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	273,676,683	115,854,553	233,796,266	94,658,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825	-	350,000
Stock issued for services	537,500	54	54,446	-	54,500
Warrants/Options granted for services	-	-	148,199	-	148,199
Conversion of notes payable and accrued interest/expenses	8,622,087	862	741,528	-	742,390
Net loss				(999,541)	(999,541)
Balance, March 31, 2019	78,363,863	$7,836	$20,866,320	$(23,514,252)	$(2,640,096)

Stock issued for services	35,245,098	3,525	2,027,975	-	2,031,500
Warrants/Options granted for services	-	-	352,010	-	352,010
Conversion of notes payable and accrued interest/expenses	5,044,284	504	226,996	-	227,500
Net loss				(2,566,217)	(2,566,217)
Balance, June 30, 2019	118,653,245	$11,865	$23,473,301	$(26,080,469)	$(2,595,303)

Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Stock issued for services	2,083,333	208	12,292		12,500
Stock issued for true-up and penalty shares	9,625,000	963	47,740		48,703
Warrants/Options granted for services	-	-	324,392		324,392
Conversion of notes payable and accrued interest/expenses	102,044,226	10,204	635,943		646,147
Net income				78,554	78,554
Balance, March 31, 2020	249,438,540	$24,944	$25,128,631	$(31,733,238)	$(6,579,663)

Stock issued for services	7,604,167	760	26,240		27,000
Conversion of notes payable and accrued interest/expenses	28,397,286	2,840	76,840		79,679
Net loss				(335,435)	(335,435)
Balance, June 30, 2020	285,439,993	$28,544	$25,231,710	$(32,068,673)	$(6,808,419)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(256,881)	$(3,565,758)
Net cash used in operating activities:
Common stock issued for services	39,500	2,086,000
Amortization of pre-paid stock issued	525,368	-
Depreciation and amortization	6,265	6,453
True-up and penalty shares issued	48,702	-
Stock warrants/stock options issued for services	324,392	500,209
Gain on fair value of derivative liabilities	(1,349,700)	(86,000)
Excess derivative expense		753,963
Loss on extinguishment of debt/gain on settlement of debt	35,589	305,127
Gain on extinguishment of derivative liability due to convertible note conversions	-	(1,158,036)
Bad debt expense	24,129	416,026
Amortization of debt discount	104,074	1,141,800
Changes in Operating Assets and Liabilities (Increase) decrease in:
Accounts receivable	7,167	329
Deposits	-	(17,340)
Change in interest receivable	(24,129)	(19,629)
Prepaid expenses	-	(1,503,109)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	390,949	159,735
Change in customer advances	(62,500)	10,292
Net Cash Used in Operating Activities	(187,075)	(969,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(75,000)	(343,000)
Proceeds from note payable	75,000	850,000
Proceeds from SBA-PPP loan	177,200	-
Proceeds from related party notes	-	7,500
Repayments for related party notes and line of credit	(4,635)	(2,100)
Proceeds from issuance of common stock	-	350,000
Net Cash Used by Financing Activities	172,565	862,400

Net (Decrease) Increase in Cash	(14,510)	(107,538)

Cash at Beginning of Period	14,510	121,900
Cash at End of Period	$-	$14,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	-	-
Noncash operating and financing activities:
Accrued interest increasing notes payable	-	$12,078
Derivatives recorded as debt discount	-	$1,041,106
Conversion of debt and accrued interest to common stock	$725,826	$969,890
Prepaid stock issuance	$525,368	-
Common stock issued for services	$39,500	-
Stock warrants/stock options issued for services	$324,392	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Although these interim financial statements for the six-month periods ended June 30, 2020 and 2019 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2020 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future period.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of six months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2019 and the six months ended June 30, 2020, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the six months ended June 30, 2020, three customers exceeded 10% of our revenues, including one for 12% of revenues, one for 21% of revenues, and one for 28% of revenues. We do not believe that we face any material customer concentration risks currently, although a significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application will have a material impact on its consolidated financial statements. As of June 30, 2020 and December 31, 2019, the Company had no leases, and pays for a virtual office on a month-to-month basis.

Loss Per Common Share

Earnings per Share - Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Under ASC 260-10-45-16, the calculation of diluted earnings per share, the numerator should be adjusted to add back any convertible dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The denominator should include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Please refer to the below table for additional details:

	For the six months ended June 30,
	2020	2019
Net loss	$(256,881)	$(3,565,757)
Adjustments for diluted earnings:
Income (Loss) per share:
Basic and Diluted	$(0.00)	$(0.04)
Weighted average shares outstanding:
Basic and Diluted	233,796,266	94,658,831

For the six months ended June 30, 2020 and June 30, 2019, there were 631,434,278 and 54,866,313 respectively, potentially dilutive securities included in the calculation of weighted-average shares outstanding.

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

Recently Issued Accounting Pronouncements

See above “Revenue Recognition” and “Lease Accounting” sections in this Note 1.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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

At June 30, 2020 we had a working capital deficiency of approximately $6,695,567 and an accumulated deficit of $32,068,673. In addition, the Company had a net loss for the six-month period of $256,881 and net cash used in operations of $187,075 for the six months ended June 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2019 and June 30, 2020:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$2,533,208

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value December 31, 2019	Additions	Change in fair Value	Extinguishment	Fair Value June 30, 2020

Derivative liability	$4,156,621	$-0-	$(1,349,700)	$(273,713)	$2,533,208

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expense in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.00165-$.0049
Expected Volatility	410%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.16%-0.18%
Expected dividends	-

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

NOTE 4 -- NOTES PAYABLE

At June 30, 2020, we were indebted under various Notes Payable with interest rates of 6% to 15% in the total amount of $2,429,441, including non-convertible Notes Payable of $581,991 due on demand, short-term convertible Notes mostly in default of $1,127,250, current portion of long term note of $88,600, and long-term convertible notes of $191,715 net of Debt Discount of $439,885.

In April 2020, we obtained a Small Business Administration (“SBA”) long-term loan under the federal COVID-19 Payroll Protection Program (“PPP”) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum, with $358 accrued interest at June 30, 2020. The portion of the loan proceeds used for labor, utilities and office costs may be subject to loan forgiveness under the terms of the SBA/PPP program. The balance as of June 30, 2020 of $177,200 is included in the notes payable on the balance sheet.

NOTE 5 -- NOTES RECEIVABLE

Our notes receivable at June 30,2020 and December 31, 2019 consisted of the following:

	June 30, 2020	Dec. 31, 2019
Notes receivable	$804,300	$804,300
Accrued interest	77,071	52,942
Total	$881,371	$857,242
Less allowance for doubtful accounts	(881,371)	(857,242)
Notes receivable, net	$-	$-

While the failed Continuity Logic acquisition was pending, the Company made various bridge loans to Continuity for working capital purposes, of which a total balance of $881,371 is still outstanding as of June 30, 2020 and in default, however, the allowance for doubtful accounts is $881,371 resulting in no balance in net note receivable. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the acquisition with Continuity Logic LLC was terminated. The termination of the acquisition does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company.

Further, during August 2019, the Company commenced a complaint against Continuity Logic LLC regarding the unpaid balance of the Notes Receivable. Accordingly, the Company created an allowance for doubtful accounts of $881,371 against the loans. Continuity Logic, LLC is not a related party to the Company. Further court action is ongoing, while the Company pursues aggressive collection activities, including our law firm contacting Continuity Logic LLC customers requesting all payments to be sent directly to the law firm, on our behalf.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

In 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, providing that for a term of one year, CMS will provide us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which was recorded as a pre-paid expense and amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which warrant we valued at $1,297,570 utilizing a Black Scholes pricing model, utilizing volatility for the period, closing stock price, strike price, and the discount rate of a U.S. bond equivalent yield, with the warrant expense amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year. As of June 30, 2020, all terms of this CMS consulting agreement expired.

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

NOTE 7 -- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2020 there were 285,439,993 issued and outstanding shares of common stock and no issued and outstanding shares of preferred stock.

During the six months ended June 30, 2020, we completed the following equity transactions:

Stock issued for services

Pursuant to independent director agreements, in February 2020 we issued 2,083,333 restricted common shares valued at $12,500 to John Bode, an independent director, for three months service as a director, and in June 2020 we issued him 2,604,167 restricted common shares valued at $12,500 for three months service as a director.

In May 2020, we issued 5,000,000 restricted common shares valued at $14,500 to two accredited investors for advisory services to the Company.

Stock issued for true-up and penalty shares

In March 2020 we issued an aggregate of 9,625,000 restricted common shares valued at $48,703, based on terms of the March 2019 convertible promissory notes, to twelve accredited investors, which represented True-Up and Penalty shares owed to them pursuant to a 2018-2019 private placement of the Company in which they invested a total of $1,750,000.

Stock issued for conversion of debt

During the first two quarters of 2020 ended June 30, 2020, Noteholders who are accredited investors converted outstanding Notes to common stock as follows, with the conversion prices based on specific terms contained in the Notes:

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

In April 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows:

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

In June 2020, a Noteholder converted a $21,000 portion of an outstanding Note into 5,000,000 shares; and another Noteholder converted a $9,137 portion of an outstanding Note into 2,175,574 shares.

NOTE 8 -- RELATED PARTY

During the six months ended June 30, we issued a total of 4,687,500 shares of our restricted common stock to our independent director, John Bode for director services. See Note 7.

Our Notes Payable as of June 30, 2020 include $154,490 owed to Michael Brown, a director and our former CEO, for unpaid past salary compensation and a $50,000 note, payable on demand with an interest rate of 6% per annum.

In 2019, we entered into a consulting contract with affiliate CMS for a term of one year, whereby CMS provided us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million restricted shares of our common stock and a warrant to purchase an additional 30 million common shares. (See Note 6).This contract has expired.

In May 2019, our largest and also a principal shareholder, Capital Market Solutions, LLC (CMS) entered into a Long Term Convertible Note with us in the principal amount of $250,000 for the conversion of existing short term notes, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10-day period prior to conversion. The Convertible Note also includes three year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount is being amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and CMS also received registration rights related to any future conversion(s) of this Note to equity. As of June 30, 2020, this $250,000 Long Term Convertible Note with CMS has been assigned to third parties and subsequently the entire balance has been converted into shares of common stock.

CMS also has additional short-term nonconvertible notes for a total of $147,942, which are in default as of June 30, 2020. MGA Holdings owned and/or controlled by William Gerhauser has a nonconvertible note for $82,500, which is in default, as of June 30, 2020. Ignition Capital LLC, owned and/or controlled by William Gerhauser has two convertible notes for $148,778, whereby $98,778 matures on June 11, 2022 and $50,000 matures on September 23, 2022 respectively. Accrued interest for CMS, MGA Holdings and Ignition Capital is $48,280 as of June 30, 2020.

NOTE 9 -- SUBSEQUENT EVENTS

As of the date of this interim report on Form 10-Q, the Company has not experienced any material events subsequent to June 30, 2020.

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

During the past twelve months ended March 31, 2020, our executive management consisted of two persons who are partners of our major affiliate and principal shareholder, Capital Markets Solutions, LLC (“CMS”), and who served us on an interim basis under the terms of a Consulting Agreement between us and CMS dated April 1, 2019. This Consulting Agreement is described in Note 6 of the financial statements included in this quarterly report. This CMS contract expired as of the end of March 31, 2020, and the two CMS partners acting as our interim executive management resigned as executive officers and directors of the Company. As of April 1, 2020, our management consists of four directors, Michael Brown, John Bode (independent), William Gerhauser and Greg Nagel (independent). Michael Brown currently is acting as our principal executive officer and principal financial and accounting officer without compensation.

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

In May 2017, we acquired substantially all the assets of Volerro Corporation, a Delaware corporation based in Minneapolis and engaged in the development and marketing of proprietary cloud-based “content collaboration” software services.Since this acquisition, we have included these Volerro services with our Fision SaaS platform.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of June 30, 2020 we have written license contracts with nine (9) customers actively using our Fision platform for their marketing and sales operations.

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

Marketing Model - In past years, we have marketed, sold and licensed our proprietary software products through a direct sales force including management, and also through independent national sales agencies who sell (license) our branded software products as agents being paid commissions based on their actual sales.

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

Litigation

From time to time, we have been subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation against or involving us.We are involved in a dispute with our former landlord relating to claimed rental payments owed by us, but we do not regard it as material regardless of its outcome.

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

Derivative Instrument Liabilities - We evaluate all of our agreements and financial instruments to determine if they contain features that qualify as embedded derivatives. For any derivative financial instruments accounted for as liabilities, they initially will be accounted for at fair value and if necessary revalued at each reporting date, with any changes in fair value reported in our statements of operations. For any stock-based derivative financial instruments or securities, we use an option pricing model to value them at inception and on any subsequent valuation dates. The classification of derivative instruments, including whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in our balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenue -- Revenue was $76,445 for the quarter ended June 30, 2020 compared to revenue of $135,091 for the quarter ended June 30, 2019, which decrease in revenue in the 2020 second quarter was primarily due to decreased use of our Fision software platform with a few of our enterprise clients.

Cost of Sales - Cost of sales for the quarter ended June 30, 2020 was $22,988 (30.1% of revenue) compared to cost of sales of $30,198 (22.4% of revenue) for the quarter ended June 30, 2019. This decrease in cost of sales for the 2020 second quarter was due primarily to a reduction of our platform outsourced expenses.

Gross Margin - Gross margin for the quarter ended June 30, 2020 was $53,457 compared to $104,893 for the quarter ended June 30, 2019. Gross margin as a percentage of revenue was 69.9% for the second quarter of 2020 compared to 77.6% of revenue for the second quarter of 2019.

Operating Expenses - Operating expenses for the second quarter of 2020 were $208,584 compared to those of $1,519,235 for the second quarter of 2019. Sales and marketing expenses for the quarter ended June 30, 2020 were $2,450 compared to $157,350 for the quarter ended June 30, 2019, which decrease in the second quarter of 2019 was due to having less sales personnel in 2020. Development and support expenses for the quarter ended June 30, 2020 were $87,899 compared to $144,801 for the quarter ended June 30, 2019, which decrease in the second quarter of 2020 was due primarily to our enhanced development activities to serve large enterprise clients being substantially completed in 2019. General and administrative expenses for the quarter ended June 30, 2020 were $118,235 compared to $1,217,084 for the quarter ended June 30, 2019, which substantial decrease in the 2020 second quarter was primarily due to decreased consulting and advisory services. Bad debt expense was reclassified in 2020 from an operating expense to other income (expenses).

Operating Loss -- Operating loss for the quarter ended June 30, 2020 was $155,127 compared to $1,414,342 for the quarter ended June 30, 2019, which substantial decrease for the second quarter of 2020 was primarily due to the substantial decrease sales and marketing, development and support, and general and administrative expenses, with the largest decrease in consulting and advisory services.

Other Income (Expenses) - Other expenses for the second quarter ended June 30, 2020 were $180,308 (consisting of $192,373 of interest, debt discount, amortization of debt discount, change in fair value of derivatives, bad debt expense and loss on settlement of debt, offset by interest income on notes receivable of $12,065 compared to other expenses of $1,151,875 for the second quarter ended June 30, 2019 (consisting primarily of interest, debt discount, amortization of debt discount, excess derivative expense, loss on settlement of debt, bad debt expense and a change in derivative fair value to account for our outstanding convertible notes offset by a gain on extinguishment of derivative liabilities and interest and other miscellaneous income). The substantially lower other expenses in the 2020 second quarter were due primarily to a much smaller amortization of debt discount (due to certain notes maturing), no excess derivative expense and a much smaller bad debt expense.

Bad debt expense (reserve) for the quarter ended June 30, 2020 was $12,065 compared to $416,026 for the quarter ended June 30, 2019, which decrease in the 2020 second quarter was due to a one-time bad expense taken in June 30, 2019 due to the reduced probability of collection of the notes receivable balance from Continuity Logic, LLC, relating to the failed merger, which was terminated in February 2019.

Net Loss - Our net loss for the second quarter ended June 30, 2020 was $335,435 compared to $2,566,217 for the second quarter ended June 30, 2019, which substantial decrease in net loss for the 2020 second quarter was primarily due to the expired consulting and advisory contract on March 31, 2020, and not having any excess derivative expense for convertible debt in 2020.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenue -- Revenue was $180,489 for the six months ended June 30, 2020 compared to $268,243 for the six months ended June 30, 2019, which decrease for the second half of 2020 was primarily due to decreased use of our Fision software platform with a few of our enterprise clients.

Cost of Sales -- Cost of sales for the six months ended June 30, 2020 was $51,721 (28.7% of revenue) compared to cost of sales of $51,175 (19.1% of revenue) for the six months ended June 30, 2019, which cost of sales were similar in both reporting period comparisons.

Gross Margin -- Gross margin for the six months ended June 30, 2020 was $128,768 compared to $217,068 for the six months ended June 30, 2019. Gross margin as a percentage of revenue was 71% for this 2020 six-month period compared to 81% of revenue for the same 2019 six-month period.

Operating Expenses -- Operating expenses were $1,141,605 for the six months ended June 30, 2020 compared to those of $2,158,233 for the six months ended June 30, 2019. Sales and marketing expenses for the 2020 six-month period were $4,399 compared to $324,314 for the comparable 2019 six-month period, which decrease in the 2020 six-month period was primarily due to having less sales personnel in 2020. Development and support expenses for the six months ended June 30, 2020 were $196,293 compared to $293,439 for the six months ended June 30, 2019, which decrease for the first half of 2020 was primarily due to our reduced development activities to serve large enterprise clients being substantially completed in 2019. General and administrative expenses for the six months ended June 30, 2020 were $940,913 compared to $1,540,480 for the six months ended June 30, 2019, which decrease for the 2020 six-month period was primarily due to decreased consulting and advisory services with services terminating on March 31, 2020. Bad debt expense was reclassified in 2020 from an operating expense to other income (expenses).

Operating Loss -- Operating loss for the six months ended June 30, 2020 was $1,012,837 compared to $1,941,165 for the six months ended June 30, 2019, which substantial decrease in operating loss for the first half of 2020 was primarily due to the decrease in general and administrative expenses, with the largest decrease in consulting and advisory services.

Other Income (Expenses) -- Other income for the six months ended June 30, 2020 were $755,956 (consisting of $617,873 of interest, debt discount, amortization of debt discount, loss on settlement of debt, and bad debt expense offset by a gain in fair value of derivatives and other income of $1,373,829) compared to other expenses of $1,624,592 for the six months ended June 30, 2019 (consisting of $2,961,569 interest, amortization of debt discount and debt discount expenses related to accounting for convertible notes, excess derivative expense, loss on settlement of debt and bad debt expense, offset by a gain in fair value of derivatives, gain on extinguishment of derivative liabilities and other income of $1,336,977). The substantial difference in other income (expenses) for these comparable six-month periods of 2020 and 2019 were primarily due to a large gain on the fair value of derivatives and a large reduction in the amortization of debt discount, due to convertible notes maturing in 2020.

Bad debt expense (reserve) for the six months ended June 30, 2020 was $24,129 compared to $416,026 for the six months ended June 30, 2019, which decrease in the first six months in 2020 was due to a one-time bad expense taken in June 30, 2019 due to the reduced probability of collection of the notes receivable balance from Continuity Logic, LLC, relating to the failed merger, which was terminated in February 2019.

Net Loss - Our net loss for the six months ended June 30, 2020 was $256,881 compared to a net loss of $3,565,757 for the six months ended June 30, 2019, which decreased net loss for the 2020 first half was primarily due to decreased consulting and advisory fees, stock issuances, warrant expense, loss on extinguishment of debt, excess derivative expense and expenses related to our accounting for convertible debt and warrant derivatives and the consulting and advisory contracts.

Liquidity and Capital Resources

Our revenues have decreased over the past few years, and accordingly our financial condition and future prospects critically depend on our access to financing in order to continue our operations. Much of our cost structure is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. We will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past or soon due indebtedness, which there is no assurance we can accomplish.

As of June 30, 2020, we had total current liabilities of $6,706,002 including accounts payable and accrued expenses of $2,374,953, short-term Notes Payable of $1,709,241, current portion of long-term debt of $88,600 and $2,533,208 of derivative liabilities. We also had long-term liabilities of $191,715 (net of $439,885 debt discount) as of June 30, 2020, consisting of Convertible Notes Payable having varying maturity dates.

Currently, as of the date of this filing, we have minimal cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime in August, 2020. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or could even fail.

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

Net Cash Used in Operating Activities - We used $187,075 of net cash in operating activities for the six months ended June 30, 2020 compared to $969,938 of net cash used in operating activities for the six months ended June 30, 2019. This substantial decrease of net cash used in operating activities in the 2020 first two quarters was primarily due to a significant decrease in net loss for the 2020 first two quarters, in addition to reduced operating costs compared to the 2019 first two quarters.

Net Cash Used in Investing Activities - There were no investing activities in either of the six-month periods ended June 30, 2020 and June 30, 2019.

Net Cash Provided By Financing Activities -- During the six months ended June 30, 2020, we were provided net cash by financing activities of $172,565 including proceeds from issuance of a note payable of $75,000 while this $75,000 note payable was paid off during the quarter ending June 30, 2020, proceeds from a long-term SBA Payroll Protection Loan of $177,200, and we paid down a line of credit of $4,635.  In comparison, during the six months ended June 30, 2019, we were provided net cash by financing activities of $862,400 including proceeds of $350,000 from sale and issuance of common stock, proceeds of $850,000 from issuance of notes payable, and $7,500 proceeds from related party notes offset by $343,000 used for repayments on notes payable and $2,100 paid on a line of credit.

Convertible Note Financing

A substantial majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; and we raised a total of $964,000 from convertible debt financing in 2019.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the six months ended June 30, 2020, we had a net loss of $256,881 and our accumulated deficit as of June 30, 2020 is $32,068,673. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2020, or as of the date of this report.

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

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on his evaluation as of the end of the quarterly period covered by this report, he has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management and principal officers to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2019.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered sales of our equity securities in the first two quarters ended June 30, 2020 are as follows:

Stock issued for services

In February 2020 we issued 2,083,333 restricted common shares valued at $12,500 to John Bode, an independent director, for his service as a director pursuant to an Independent Director agreement.

In May 2020, we issued 5,000,000 restricted common shares valued at $14,500 to two accredited investors for advisory services to the Company.

In June 2020, we issued 2,604,167 restricted common shares to Independent Director John B. Bode for the first vesting period of the beginning of his third year of board service, pursuant to an new Independent Director agreement effective March 1, 2020.

Stock issued for true-up and penalty shares

In March 2020 we issued an aggregate of 9,625,000 restricted common shares to twelve accredited investors, which represented True-Up and Penalty shares owed to them pursuant to a 2018-2019 private placement of the Company in which they invested a total of $1,750,000.

Stock issued for conversion of debt

Noteholders who are accredited investors converted outstanding Notes to common stock as follows, with the conversion prices based on specific terms contained in the Notes:

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

In April 2020, Noteholders who are accredited investors converted outstanding Notes to common stock as follows, with the conversion prices based on specific terms contained in the Notes:

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

In June 2020, Noteholders who are accredited investors converted outstanding Notes to common stock as follows, with the conversion prices based on specific terms contained in the Notes:

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

FISION Corporation

Dated: August 19, 2020	By:	/s/ Michael Brown
Michael Brown
Principal executive officer and principal financial and accounting officer

