Form 10-Q
period 2020-09-30
FISION Corp
filed 2020-11-23
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (#232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 346,350,759 shares of common stock are outstanding as of November 20, 2020.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$6,113	$14,510
Accounts receivable, net	61,230	9,906
Notes Receivable, net of allowance for doubtful accounts	-	-
Prepaid Expenses	-	533,064
Total Current Assets	$67,343	$557,480

Property and equipment, net	$858	$2,916

Other Assets:
Goodwill	13,800	13,800
Intellectual property/software code, net of accumulated amortization	35,473	42,813
Deposits	206	25,599
Total Assets	$117,680	$642,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$934,069	$2,155,065
Contract liability (customer deposits)	20,000	62,500
Derivative liability	1,333,387	4,156,621
Current portion of long-term debt: SBA/PPP loan	88,600	-
Note payable and accrued interest - related party, net of debt discount of $175,125 and $0 respectively	1,188,735	228,692
Notes payable, net of debt discount of $56,993 and $0 respectively	1,426,872	1,028,845
Total Current Liabilities	$4,991,663	$7,631,723

Long-Term Liabilities:
Long-Term SBA-PPP loan	88,600	-
Long-Term Convertible Notes Payable, related party, net of debt discount of $79,489 and $0 respectively	69,289
Long-Term Convertible Notes Payable, net of debt discount of $311,214 and $853,261 respectively	229,656	700,845
Total Long-Term Liabilities	$387,545	$700,845

Total Liabilities	$5,379,208	$8,332,567

Contingencies and Commitments (Note 6)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 346,350,759 and 135,685,981 shares issued and outstanding, at September 30, 2020 and December 31, 2019 respectively	34,635	13,569
Additional paid in capital	25,645,306	24,108,264
Accumulated deficit	(30,941,469)	(31,811,792)
Total Stockholders' Deficit	$(5,261,528)	$(7,689,959)
Total Liabilities and Stockholders' Deficit	$117,680	$642,608

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$83,935	$108,021	$264,424	$376,264

COST OF SALES	22,275	5,135	73,996	56,310

GROSS MARGIN	$61,660	$102,886	$190,428	$319,954

OPERATING EXPENSES
Sales and Marketing	2,136	38,998	6,535	363,312
Development and Support	77,404	58,013	273,697	351,452
General and Administrative	92,456	805,886	1,009,239	1,953,838
TOTAL OPERATING EXPENSES	$171,996	$902,897	$1,289,471	$2,668,602

OPERATING LOSS	$(110,336)	$(800,011)	$(1,099,043)	$(2,348,648)

OTHER INCOME / (EXPENSES)
Interest expense	(144,673)	(478,314)	(617,991)	(1,215,400)
Amortization expense/amortization of debt discount	(94,256)	(293,018)	(198,330)	(1,434,818)
OID, excess derivative expense, goodwill impairment expense and other expenses (income)	-	-	-	(749,533)
Change in fair value of derivatives	1,476,697	(53,176)	2,826,397	32,826
Gain ( Loss) on extinguishment of debt / settlement of debt	-	172,143	(40,482)	(153,532)
Gain on extinguishment of derivative liabilities	-	-	-	1,158,036
Bad debt expense on note receivable	(12,064)	-	(36,194)	(416,026)
Other income (expenses)	11,837	10,952	35,966	119,914
TOTAL OTHER INCOME (EXPENSES)	$1,237,541	$(641,413)	$1,969,366	$(2,658,533)

NET INCOME (LOSS)	$1,127,205	$(1,441,424)	$870,323	$(5,007,181)

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$0.00	$(0.05)
Diluted	$0.00	$(0.01)	$0.00	$(0.05)

Weighted average common shares outstanding:
Basic	324,070,649	120,712,679	264,107,373	103,438,883
Diluted	530,919,257	120,712,679	470,955,981	103,438,883

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 & 2020 (UNAUDITED)

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825	-	350,000
Stock issued for services	537,500	54	54,446	-	54,500
Warrants/Options granted for services	-	-	148,199	-	148,199
Conversion of notes payable and accrued interest	8,622,087	862	741,528	-	742,390
Net loss				(999,541)	(999,541)
Balance, March 31, 2019	78,363,863	$7,836	$20,866,320	$(23,514,252)	$(2,640,096)

Stock issued for services	35,245,098	3,525	2,027,975	-	2,031,500
Warrants/Options granted for services	-	-	352,010	-	352,010
Conversion of notes payable and accrued interest	5,044,284	504	226,996	-	227,500
Net loss				(2,566,217)	(2,566,217)
Balance, June 30, 2019	118,653,245	$11,865	$23,473,301	$(26,080,469)	$(2,595,303)

Stock issued for services	590,196	59	16,341	-	16,400
Warrants/Options granted for services	-	-	398,045	-	398,045
Conversion of notes payable and accrued interest	5,210,104	521	98,640	-	99,161
Net loss				(1,441,424)	(1,441,424)
Balance, September 30, 2019	124,453,545	$12,445	$23,986,327	$(27,521,893)	$(3,523,121)

Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Stock issued for services	2,083,333	208	12,292		12,500
Stock issued for true-up and penalty shares	9,625,000	963	47,740		48,703
Warrants/Options granted for services	-	-	324,392		324,392
Conversion of notes payable and accrued interest	102,044,226	10,204	635,943		646,147
Net income				78,553	78,553
Balance, March 31, 2020	249,438,540	$24,944	$25,128,631	$(31,733,239)	$(6,579,664)

Stock issued for services	7,604,167	760	26,240		27,000
Conversion of notes payable and accrued interest	28,397,286	2,840	76,840		79,679
Net loss				(335,435)	(335,435)
Balance, June 30, 2020	285,439,993	$28,544	$25,231,711	$(32,068,674)	$(6,808,420)

Common stock issued for cash	5,000,000	$500	$49,500		50,000
Stock issued for services	5,467,343	547	36,953		37,500
Warrants/Options granted for sale of stock			70,500		70,500
Conversion of notes payable and accrued interest	50,443,423	5,044	256,643		261,687
Net income				1,127,205	1,127,205
Balance, September 30, 2020	346,350,759	$34,635	$25,645,307	$(30,941,469)	$(5,261,528)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$870,323	$(5,007,182)
Reconciliation of net income (loss) to net cash used in operating activities:
Common stock issued for services	77,000	2,102,400
Amortization of pre-paid stock issued	525,368	-
Depreciation and amortization	9,397	9,680
True-up and penalty shares issued	48,703	-
Stock warrants/stock options issued	394,893	898,255
Gain on fair value of derivative liabilities	(2,826,397)	(32,824)
Excess derivative expense	-	749,533
Loss on extinguishment of debt/gain on settlement of debt	40,482	153,532
Gain on extinguishment of derivative liability due to convertible note conversions	-	(1,158,036)
Bad debt expense on note receivable	36,194	416,026
Amortization of debt discount	190,991	1,434,818
Changes in Operating Assets and Liabilities (Increase) decrease in:
Accounts receivable	(51,324)	14,107
Other current assets	25,393	(17,546)
Change in interest receivable	(36,193)	(30,568)
Prepaid expenses	7,696	(1,005,859)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	499,012	358,456
Contract liability	(42,500)	(25,412)
Net Cash Used in Operating Activities	$(230,962)	$(1,140,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	$(75,000)	$(343,000)
Proceeds from note payable	75,000	1,037,000
Proceeds from SBA-PPP loan	177,200	-
Proceeds from related party notes	-	7,500
Repayments for related party notes and line of credit	(4,635)	(2,100)
Proceeds from issuance of common stock	50,000	350,000
Net Cash Provided by Financing Activities	$222,565	$1,049,400

Net (Decrease) Increase in Cash	(8,397)	(91,220)

Cash at Beginning of Period	14,510	121,900
Cash at End of Period	$6,113	$30,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest		-
Noncash operating and financing activities:
Accrued interest increasing notes payable	$12,064	$12,078
Derivatives recorded as debt discount	$276,876	$1,105,713
Conversion of debt and accrued interest to common stock	$987,513	$1,068,872
Conversion of accrued salaries and accrued expenses to convertible notes payable, related party	$1,091,356	$-
Conversion of accrued salaries and accrued expenses to convertible notes payable	$527,554	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FISION Corporation, a Delaware corporation (the “Company”) was incorporated under a former name on February 24, 2010, and was inactive until December 2015 when it merged with Fision Holdings, Inc., an operating business based in Minneapolis, Minnesota. As a result of this reverse merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated in Minnesota in 2010, and has developed and commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including our Volerro software services).

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures which are included in annual financial statements have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim unaudited consolidated financial statements are adequate to make the information not misleading.

Although these interim consolidated financial statements for the three-month and nine-month periods ended September 30, 2020 and 2019 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2020 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future period.

These unaudited interim consolidated financial statements should be read and considered in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K/A filed with the SEC on June 4, 2020.

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

The most significant areas requiring management judgment and which are susceptible to possible later change include our revenue recognition, cost of sales, allowance for doubtful accounts, valuations of property and equipment and intangible assets, stock-based compensation, fair value of financial instruments, derivative liabilities, development costs, impairment of long-lived assets, and the valuation allowance for deferred income taxes.

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2019 and the nine months ended September 30, 2020, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the nine months ended September 30, 2020, three customers exceeded 10% of our revenues, including one for 12.5% of revenues, one for 22% of revenues, and one for 47% of revenues. We face the material risk factor that a significant reduction for any reason in the use of our software solutions by one of these major customers would harm our business materially.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application will have a material impact on its consolidated financial statements. As of September 30, 2020, the Company had no leases, and pays for a virtual office on a month-to-month basis.

Income (Loss) Per Common Share

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

	For the nine months ended September 30,
	2020	2019
Net income (loss)	$870,323	$(5,007,181)
Adjustments for diluted earnings:
Income (Loss) per share:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)
Weighted average shares outstanding:
Basic	264,107,373	103,438,883
Diluted	470,955,981	103,438,883

For the nine months ended September 30, 2020 and September 30, 2019, there were 206,848,608 and 57,726,412 potentially dilutive securities respectively, included in the calculation of weighted-average shares outstanding.

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

At September 30, 2020 we had a working capital deficiency of $4,924,320 and an accumulated deficit of $30,941,469, and the Company had an operating loss of $1,099,043 for the nine months ended September 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of raising funds to support activities to obtain increased revenues, and otherwise addressing our ability to continue as a going concern. Our management believes that if we can succeed in raising substantial additional capital to implement increased funding for substantial marketing and sales support, we will be able to generate material increased revenues and continue as a going concern. Unless we can raise significant additional working capital, however, we most likely will not be able to continue our current business as a going concern.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2020:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$1,333,387

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value Dec 31, 2019	Additions	Change in fair Value	Extinguishment	Fair Value Sept 30, 2020

Derivative liability	$4,156,621	$276,876	$(2,826,397)	$(273,713)	$1,333,387

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expensed in these financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.	0049-.00165
Expected Volatility		354%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.16%-0.18%
Expected dividends		-

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

NOTE 4 – NOTES PAYABLE

At September 30, 2020, we were indebted under various Notes Payable with interest rates of 1% to 15% in the total amount of $3,714,573, including a COVID-related PPP SBA loan of $177,200, related-party Notes payable of $1,258,024, net of debt discount of $254,614 (of which $272,504 is in default), short-term convertible Notes mostly in default of $1,426,872 net of debt discount of $56,993, and long-term convertible notes of $229,656 net of debt discount of $311,214.

During the period ending September 30, 2020, related parties converted outstanding accrued expenses into some of the notes described above. Michael Brown, a director and our former CEO, converted accrued salaries and funds put into the Company into new convertible Notes of $491,356. Capital Market Solutions, LLC converted its $600,000 of accrued and unpaid consulting fees into a new short-term convertible note, 5% simple interest rate, maturing on July 31, 2021, for a total of $600,000. These related party notes have conversion terms of the greater of $.05 or a 10-day Volume Weighted Average Price (VWAP). (See Footnote 8). Other creditors converted outstanding accrued expenses into notes described above, including accrued salaries and outsourced development and technology consulting fees of $527,554 with conversion terms of the greater of $.05 or a 10-day Volume Weighted Average Price (VWAP).

NOTE 5 – NOTES RECEIVABLE

The Company had no notes receivable balance, due to an allowance for doubtful accounts, at September 30, 2020 and December 31, 2019.

	Sept. 30, 2020	Dec. 31, 2019
Notes receivable	$804,300	$804,300
Accrued interest	89,135	52,942
Total	$893,435	$857,242
Less allowance for doubtful accounts	(893,435)	(857,242)
Notes receivable, net	$-	$-

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity Logic for working capital purposes, of which a total balance including accrued interest of $893,435 is still outstanding and in default as of September 30, 2020. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company, and in 2019 the Company commenced a Complaint against Continuity Logic LLC regarding the unpaid balance of these Notes Receivable.

Court action is ongoing, while we also pursue reasonable collection activities. Due to the uncertainty of obtaining payment for these Notes, however, the Company has created an allowance for doubtful accounts of the entire amount of this Continuity Logic receivable, resulting in no balance being recorded in our outstanding Notes Receivable. Continuity Logic, LLC is not a related party to the Company. Further court action is ongoing, while the Company pursues aggressive collection activities, including our law firm contacting Continuity Logic LLC customers requesting all payments to be sent directly to the law firm, on our behalf. Additionally, the Company commenced an involuntary bankruptcy petition for Continuity Logic LLC, as to expedite the collection efforts, whereby a Trustee in the United States Bankruptcy Court, District of New Jersey will be appointed to oversee all collection matters.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, providing that for a term of one year, CMS will provide us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which was recorded as a pre-paid expense and amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which warrant we valued at $1,297,570 with the warrant expense amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year. As of March 31, 2020, the one-year term and all other provisions of this CMS consulting agreement expired.

COVID-19 -- Management of the Company has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options, if any are available. The Company continues to monitor the impact of this pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

The Company was involved in litigation with its former office landlord involving a dispute over the amount of past due rent, which has now been settled requiring the Company to pay $12,000 to the landlord during this fourth quarter of 2020. The Company has booked this liability in Accounts Payable on the balance sheet.

NOTE 7 -- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At September 30, 2019 there were 124,453,545 outstanding shares of common stock and no outstanding shares of preferred stock.  At September 30, 2020 there were 346,350,759 outstanding shares of common stock and no outstanding shares of preferred stock.

During the nine months ended September 30, 2019, we completed the following equity transactions:

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

During the nine months ended September 30, 2020, we completed the following equity transactions:

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

In August-September 2020 we issued the following restricted common shares for services as a director pursuant to independent director agreements:

i)	675,676 shares valued at $12,500 to John Bode for three months services from June-September 2020, and

ii)	4,791,667 shares valued at $25,000 to Gregory Nagel for six months services from April-September 2020.

Note Conversions --- During the first nine months of 2020 ended September 30, 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows, with the conversion prices based on specific terms contained in the Notes:

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

During January-March, 2020 the following debt conversions also took place:

i)	three Noteholders converted a total of $190,000 of outstanding Notes into an aggregate of 29,370,454 shares, which Note amounts were purchased by them in December 2019 from Capital Market Solutions LLC (CMS), an affiliate of the Company, in private transactions;

ii)	four Noteholders converted a total of $107,675.63 of outstanding Notes into an aggregate of 14,195,619 shares, which Notes were originally issued in February 2018.

iii)	three Noteholders converted a total of $129,000 of outstanding Notes into an aggregate of 14,929,577 shares, which Notes were originally issued in March 2019.

In April 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows:

i)	A Noteholder converted a $9,500 portion of an outstanding Note into 3,653,846 shares;

ii)	A Noteholder converted $10,042 of outstanding Notes into an aggregate of 7,172,857 shares;

iii)	A Noteholder converted $10,000 of outstanding Notes into an aggregate of 2,702,702 shares, and this Noteholder purchased a portion of a June 2019 Note from Ignition Capital LLC in April 2020 in a private transaction; and.

iv)	A Noteholder converted $20,000 of outstanding Notes into 7,692,307 shares, which represented a portion of an outstanding Note purchased by this Noteholder from affiliate CMS in December 2019 in a private transaction.

In June 2020, a Noteholder converted a $21,000 portion of an outstanding Note into 5,000,000 shares; and another Noteholder converted a $9,137 portion of an outstanding Note into 2,175,574 shares.

In July 2020, seven Noteholders converted a total of $166,832 of outstanding Notes into an aggregate of 33,218,160 shares, which Note amounts were purchased by them in private transactions from Capital Market Solutions, LLC (“CMS”), the original holder of the Notes and its controlling member is an affiliate of the Company.

In August 2020, two Noteholders converted a total of $94,856 of outstanding Notes into an aggregate of 17,225,263 shares.

Private Placement Transaction -- In August 2020, the Company received proceeds of $50,000 from an accredited private investor, for which we issued 5,000,000 restricted common shares along with a fully vested warrant to purchase an additional 5,000,000 common shares at $.10 per share anytime during its two-year term, which warrant was valued at $70,500 under the Black Scholes pricing model.

NOTE 8-- RELATED PARTY

During the nine months ended September 30, 2020 we issued a total of 10,154,843 shares of our restricted common stock to our two independent directors, John Bode and Gregory Nagel, for director services. (See Note 7).

Our Notes Payable as of September 30, 2020 include convertible Notes of $560,646 owed to Michael Brown, a director and our former CEO, related to unpaid past salary compensation and funds put into the Company, payable at maturity on June 30, 2021, 5% interest rate, and convertible into our common stock at the greater of $0.05 per share or a 10-day Volume Weighted Average Price (VWAP).

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

CMS also has additional short-term nonconvertible notes for a total of $76,111, which are in default as of September 30, 2019. CMS also converted its $600,000 of accrued and unpaid consulting fees into a new short-term convertible note, 5% simple interest rate, maturing on July 31, 2021, for a total of $600,000, with conversion terms of the greater of $.05 or a 10-day Volume Weighted Average Price (VWAP).

MGA Holdings, owned and/or controlled by affiliate William Gerhauser, has a nonconvertible Note for $82,500 which is in default as of September 30, 2020.

Ignition Capital LLC, owned and controlled by William Gerhauser, also has convertible long-term Notes in the total amount of $148,778, which mature in 2022.

NOTE 9 – COVID-19 LOAN

In April 2020, we obtained a SBA long-term loan under the federal COVID-19 Payroll Protection Program (PPP) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum. The portion of the loan proceeds used for labor, office costs and utilities may be subject to loan forgiveness under the terms of the SBA/PPP program.

NOTE 10 – SUBSEQUENT EVENTS

As of the date of this interim report on Form 10-Q, the Company had the following material event subsequent to September 30, 2020.

Effective November 19, 2020, the Company acquired 100% of the membership interests of both Ft. Myers ASC LLC (“ASC”) and ASC SoftDev LLC (“SoftDev”), both Florida limited liability corporations, from Capital Market Solutions, LLC (“CMS”), a Delaware limited liability corporation, pursuant to the terms of a Transfer Agreement of the same date between the Company and CMS. CMS is the Company’s largest shareholder, and the sole owner of CMS is William Gerhauser, who is a director of the Company. Independent and disinterested directors of the Company approved the terms of the Transfer Agreement. A form 8K was filed with the U.S. Securities and Exchange Commission on November 19, 2020, whereby a copy of the Transfer Agreement was attached as Exhibit No. 10.1 to the 8K filing.

ASC was formed for the purpose of owning and operating an ambulatory surgery center, which is a medical facility that specialize in elective same-day or outpatient surgical procedures, but does not offer emergency and are also known as surgi-centers. ASC has engaged eight different specialist consultants, including, lawyers, tax advisors, software designers, ASC design and operation specialists, and has signed a commercial lease with a Landlord for the building where the ASC will operate, which lease is for approximately 20,000 square feet of space and for a term of 17 years with an option for an additional 15 years. The consideration for part of the lease payments and consulting contracts was the issuance of notes convertible into common shares of the Company stock in the aggregate amount of $700,000.

SoftDev was formed for the purpose engaging in software development relating to ambulatory surgery centers, including without limitation ASC. SoftDev has engaged software development consultants and other experts to assist in the development of the business, including without limitation of Rubicon Software Ltd.

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

During the twelve months ended March 31, 2020, our executive management consisted of two persons who are partners of our major affiliate and principal shareholder, Capital Markets Solutions, LLC (“CMS”), and who served us on an interim basis under the terms of a Consulting Agreement between us and CMS dated April 1, 2019. This Consulting Agreement is described in Note 6 of the financial statements included in this quarterly report. This CMS contract expired as of the end of March 2020, and the two CMS partners acting as our interim executive management resigned as executive officers and directors of the Company. Since April 1, 2020, our management has consisted of four directors, Michael Brown, John Bode (independent), William Gerhauser and Gregory Nagel (independent). Michael Brown also is acting as our principal executive officer and principal financial and accounting officer without compensation.

For the past couple years, we have been unable to conduct any material marketing or sales activities due to lack of working capital. Our primary business operations have been focused on providing adequate software services from our Fision software platform to our existing customer base. We now conduct our operational and technical functions and customer support activities through experienced independent contractors, and we believe that our outsourced independent contractors provide adequate services to our limited current customers.

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

We have developed and commercialized a unique cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between marketing and sales functions and personnel of an enterprise. Our Fision platform marketing solutions promote and improve sales enablement functions of any entity. This cloud-based software platform is readily scalable to adapt to fast business growth of any customer, regardless of size. Except for future customary periodic upgrades, the basic development of our Fision software marketing platform has been completed.

Our proprietary Fision platform enables every member of the marketing and sales teams of our customers, by having easy and automated access to all their digital marketing and media assets, to leverage the full power of their distinctive brands and digital marketing assets in every interaction with their consumers or buyers.

In May 2017, we acquired substantially all the assets of Volerro Corporation, a company based in Minneapolis and engaged in the development and marketing of proprietary cloud-based “content collaboration” software services. Since this acquisition, we have included these Volerro services with our Fision SaaS platform.

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. As of September 30, 2020 we have written license contracts with nine (9) customers actively using our Fision platform in their marketing and sales operations.

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

Cloud-Based Platform - Storage and operation of our Fision software solutions platform along with the digital marketing and sales assets and related data of our customers are outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and related software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which leading provider offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or of us.

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

2017 Asset Acquisition

In May 2017 we acquired substantially all the assets of Volerro Corporation (“Volerro”), a Minneapolis-based company, including its proprietary cloud-based software and development technology and its customer base. Volerro has developed and marketed “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients. Volerro software enables the marketing, sales and brand personnel of its clients to collaborate in real time in the creation, refinement, and distribution of all types of their strategic content including print, packaging, high quality image and video content. For example, Volerro’s primary application allows all product, brand, marketing and creative teams of a business enterprise the ability to work on and create a document in real-time with integrated chat and voice conferencing. Marketing of Volerro cloud-based software solutions has been primarily focused on large financial and retail enterprises.

 Our Employees and Properties

We currently have no employees, and will only be able to hire future employees if we succeed in raising substantial working capital for future operations.

We no longer lease any facilities at Butler Square, our former offices in downtown Minneapolis, Minnesota. Rather we now conduct our current business and operations under a short-term lease from a temporary “virtual” office in Minneapolis which provides us with telephone, mail and basic conference facilities adequate for our current activities, as well as storage of certain computers, hardware servers, software assets and other technology development and office equipment, furniture and supplies owned by us. We do not own any real estate,

Revenue and Marketing Models

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

Research and Development -- We expense all our research and development operations and activities as they occur. Our development activities have been conducted both internally from our headquarters facility by our former development personnel, and externally from outsourced contracts with experienced independent software development companies and individuals.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenue -- Revenue was $83,935 for the quarter ended September 30, 2020 compared to revenue of $108,021 for the quarter ended September 30, 2019, which decrease in revenue in the 2020 third quarter was primarily due to decreased use of our Fision software platform with a few of our enterprise clients.

Cost of Sales – Cost of sales for the quarter ended September 30, 2020 was $22,275 (26.5% of revenue) compared to cost of sales of $5,135 (4.8% of revenue) for the quarter ended September 30, 2019. The increase in cost of sales for the 2020 third quarter was due primarily to increased costs related to outsourcing the hosting of our customer operations.

Gross Margin – Gross margin for the quarter ended September 30, 2020 was $61,660 compared to $102,886 for the quarter ended September 30, 2019. Gross margin as a percentage of revenue was 73.5% for the third quarter of 2020 compared to 95.2% of revenue for the third quarter of 2019.

Operating Expenses – Operating expenses for the quarter ended September 30, 2020 were $171,996 compared to those of $902,897 for the quarter ended September 30, 2019. Sales and marketing expenses for the quarter ended September 30, 2020 were $2,136 compared to $38,998 for the quarter ended September 30, 2019, which substantial decrease in the third quarter of 2020 was primarily due to having no marketing/sales activities or personnel in the 2020 third quarter. Development and support expenses for the quarter ended September 30, 2020 were $77,404 compared to $58,013 for the quarter ended September 30, 2019, which increase in the third quarter of 2020 was due primarily to certain expenses related to changing our technical operational support functions to our current outsourced service provider. General and administrative expenses for the quarter ended September 30, 2020 were $92,456 compared to $805,886 for the quarter ended September 30, 2019, which substantial decrease in the 2020 third quarter was primarily due to decreased consulting and advisory services with Capital Market Solutions, LLC. Bad debt expense was reclassified in our financial statements for the year ended December 31, 2019 from an operating expense to other income (expenses).

Operating Loss -- Operating loss for the quarter ended September 30, 2020 was $110,336 compared to $800,011 for the quarter ended September 30, 2019, which substantially decreased net loss for the third quarter of 2020 was primarily due to substantial decreases in sales and marketing and general and administrative expenses with the largest decrease in consulting and advisory services with Capital Market Solutions, LLC.

Other Income / (Expenses) – Other income/(expenses) for the quarter ended September 30, 2020 was income of $1,237,541 (consisting of $(144,673) of interest and debt discount expenses, $(94,256) of amortization of debt discount, and $(12,064) of bad debt expense, offset by $1,476,697 change in fair value of derivatives and $11,837 of other income), compared to other income/(expenses) of $(641,413) for the quarter ended September 30, 2019 (consisting of interest and debt amortization expenses of $(478,314), amortization of debt discount of $(293,018), and change in fair value of derivatives of $(53,176), offset by a gain of $172,143 on settlement of debt and other income of $10,952). The substantial increase in other income in the 2020 third quarter was due primarily to a large accounting positive change in fair value of derivatives recorded in the third quarter of 2020.

Net Income (Loss) – Our net income (loss) for the third quarter ended September 30, 2020 was net income of $1,127,205 compared to a net (loss) of $(1,441,424) for the third quarter ended September 30, 2019, which substantial change from a net loss for the 2019 third quarter to net income for the 2020 third quarter was primarily due to the expired CMS consulting contract in 2019 and the large positive change in fair value of derivatives recorded in the third quarter of 2020.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Revenue – Revenue was $264,424 for the nine months ended September 30, 2020 compared to revenue of $376,264 for the nine months ended September 30, 2019, which decrease in revenue for the 2020 nine-month period was primarily due to decreased use of ours Fision software platform by a few of our enterprise clients.

Cost of Sales – Cost of sales for the nine months ended September 30, 2020 was $73,996 (28% of revenue) compared to cost of sales of $56,310 (15% of revenue) for the nine months ended September 30, 2019, which increased cost of sales for the 2020 ninth-month period was primarily due to increased operational expenses related to outsourcing Fision platform operations to serve our existing customer base.

Gross Margin – Gross margin for the nine months ended September 30, 2020 was $190,428 compared to $319,954 for the nine months ended September 30, 2019. Gross margin as a percentage of revenue was 72% for the nine-month period of 2020 compared to 85% for the nine-month period of 2019.

Operating Expenses – Operating expenses were $1,289,471 for the nine months ended September 30, 2020 compared to those of $2,668,602 for the nine months ended September 30, 2019. Sales and marketing expenses for the nine months ended September 30, 2020 were $6,535 compared to $363,312 for the nine months ended September 30, 2019, which substantial decrease in the 2020 nine-month period was primarily due to having less sales personnel and sales activities in 2020. Development and support expenses for the nine months ended September 30, 2020 were $273,697 compared to $351,452 for the nine months ended September 30, 2019, which decrease in the 2020 nine-month period was primarily due to our development activities to serve large enterprise clients being substantially completed in 2019. General and administrative expenses for the nine months ended September 30, 2020 were $1,009,239 compared to $1,953,838 for the nine months ended September 30, 2019, which decrease in the 2020 nine-month period was primarily due to decreased consulting and advisory services of the Capital Market Solutions, LLC contract.

Operating Loss -- Our operating loss for the nine months ended September 30, 2020 was $1,099,043 compared to $2,348,648 for the nine months ended September 30, 2019, which decrease in the 2020 nine-month period was primarily due to substantial decreases in both sales/marketing expenses and general/administrative expenses, with the largest decrease in consulting and advisory services of the Capital Market Solutions, LLC contract.

Other Income / (Expenses) -- Other income (expenses) for the nine months ended September 30, 2020 was net other income of $1,969,366 (consisting of a change in fair value of derivatives of $2,826,397 and other income of $35,966, offset by interest and debt discount expenses of $(617,991), debt amortization expenses of $(198,330), loss on extinguishment of debt of $(40,482) and $(36,194) of bad debt expense), compared to net other (expenses) of $(2,658,533) for the nine months ended September 30, 2019 (consisting of interest and debt discount expenses of $(1,215,400), debt amortization expenses of $(1,434,818), excess derivative expense of $(749,553), settlement of debt expense of $(153,532) and bad debt expense of $(416,026), offset by a gain on extinguishment of derivative liabilities of $1,158,036, a change in fair value of derivatives of $32,826 and other income of $119,114. The substantial change to net other income in the 2020 nine-month period from a large net other (expenses) position in the 2020 nine-month period was due primarily to the decreased amortization, debt discount and other accounting for derivative expenses in 2020, a substantial decrease in bad debt expense in 2020, and a large positive change in fair value of derivatives in 2020.

Net Income / (Loss) – Our net income for the nine months ended September 30, 2020 was $870,323 compared to a net (loss) of $(5,007,181) for the nine months ended September 30, 2019, which net income in the 2020 nine-month period was due primarily to decreased interest, debt discount and derivative expenses for convertible debt, decreased bad debt expense, a substantial increase in change in fair value of derivatives, as well as decreases in sales and marketing, development and support and general and administrative expenses in the 2020 nine-month period.

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

As of September 30, 2020, we had total current liabilities of $4,991,663 including accounts payable and accrued expenses of $934,069, contract liability (customer deposits) of $20,000, short-term Notes Payable of $2,615,607 (net of short term debt discount of $232,118), derivative liabilities of $1,333,387, and the current portion of a long-term SBA PPP loan of $88,600. We also had long-term liabilities of $387,545 (net of $390,703 long term debt discount) as of September 30, 2020, consisting primarily of Convertible Notes Payable having varying maturity dates.

Currently, as of the date of this filing, we have negligible cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime in November, 2020. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt (including convertible debt) securities, and loans from affiliates, banks or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or may even fail.

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

 Net Cash Used in Operating Activities – During the nine months ended September 30, 2020, we used net cash in operating activities of $230,962 compared to $1,140,620 of net cash used in operating activities in the nine months ended September 30, 2019, which decrease was primarily due to our decreased operating loss for the 2020 nine-month period.

Net Cash Used in Investing Activities – There were no investing activities in either of the nine-month periods ended September 30, 2020 and September 30, 2019.

Net Cash Provided By Financing Activities -- During the nine months ended September 30, 2020, we were provided net cash by financing activities of $222,565 including proceeds of $50,000 sale and issuance of common stock, proceeds of $177,200 from an SBA PPP loan, and issuance of a note payable of $75,000, offset by repayment of the $75,000 note and repayments on related party notes and a line of credit of $4,635. In comparison, during the nine months ended September 30, 2019, we were provided net cash by financing activities of $1,049,400 including proceeds of $1,037,000 from issuance of notes payable and proceeds of $350,000 from sale and issuance of common stock, offset by $343,000 used for repayments on notes payable and $2,100 paid on a line of credit.

Convertible Note Financing

A majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; we raised a total of $964,000 from convertible debt financing in 2019; and we raised a total of $75,000 from convertible debt financing for the nine months ending September 30, 2020.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the nine months ended September 30, 2020, we incurred an operating loss of $1,099,043, and our accumulated deficit as of September 30, 2020 is $30,941,469. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2020, or as of the date of this report.

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

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on his evaluation as of the end of the quarterly period covered by this report, he has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management and principal officers to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2019.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the third quarter of our fiscal year ended September 30, 2020 are as follows:

Director Services - In August-September 2020 we issued a total of 5,467,343 restricted common shares to two independent directors in consideration for director services provided by them in 2020 valued at $37,500.

Note Conversions – During the three months ended September 30, 2020, Noteholders who are accredited investors converted outstanding Notes in the aggregate amount of $261,688 into a total of 50,443,423 restricted common shares, with conversion prices based on specific terms contained in the Notes.

Private Placement -- In August 2020, we received proceeds of $50,000 from a private accredited investor in consideration for our issuance to the investor of 5,000,000 restricted common shares along with a stock purchase warrant to purchase an additional 5,000,000 common shares for $0.10 per share anytime during the two-year term of the warrant. These proceeds were used for working capital purposes.

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

FISION Corporation

Dated: November 20, 2020	By:	/s/ Michael Brown
Michael Brown
Principal executive officer and principal financial and accounting officer

