Form 10-K
period 2020-12-31
FISION Corp
filed 2021-04-15
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $942,000 on June 30, 2020.

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 440,153,287 shares of common stock are outstanding as of April 14, 2021.

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

PART I

ITEM 1 BUSINESS

Recent Status of the Company

In order to fund and conduct our business over the past few years, we relied significantly on working capital obtained from private sales of our equity and convertible debt securities to various accredited investors. Due primarily to our continued substantial operating losses for the past several years, we recently have been unable to continue raising such working capital as needed to support adequately our business plan for future growth. And unless we are able to raise needed substantial additional funding to achieve significant future revenue growth, our current business model most likely will not succeed.

During most of 2019 and until March 2020, our executive management consisted primarily of two persons who are partners of our major affiliate, Capital Markets Solutions, LLC (“CMS”), and who served us on an interim basis under the terms of a Consulting Agreement between us and CMS. Pursuant to this Consulting Agreement, which expired in March 2020, these two executive officers were not compensated directly by us for their executive management services rendered to the Company, but rather their services were included as part of the monthly payments made by us to CMS pursuant to the terms of the Consulting Agreement. When this CMS Consulting Agreement expired in March 2020, the two CMS partners managing the Company resigned all management positions with the Company. Since April 2020, our management has consisted of our four directors, Michael Brown, William Gerhauser, John Bode (independent), and Gregory Nagel (independent), with Michael Brown serving as our principal executive and financial officer.

Because of our inability to raise additional working capital as needed, in late 2019 and 2020 we terminated employment of all our fulltime employees, including any marketing/sales or development personnel. And we also no longer lease any office, administrative or operational facilities other than a “virtual” office location in Minneapolis on a monthly basis.

For approximately the past eighteen months, we have been unable to conduct any material marketing or sales activities due to lack of working capital. Our primary business operations have been focused on providing adequate software services from our Fision software platform to our existing customer base. We now conduct and outsource our operational and technical functions and activities through experienced outside contractors. We believe that our outsourced independent contractors provide adequate services for our current customers.

Acquisition to Engage in Medical Ambulatory Surgery Center (“ASC”) Business

In November 2020, the Company acquired 100% of the equity membership interests of two Florida limited liability companies from Capital Market Solutions, LLC (“CMS”), which are Ft Myers ASC LLC (“Ft Myers ASC”) and ASC SoftDev LLC (“SoftDev”). These two LLCs were organized by CMS in the fall  of 2020 to engage in the development and operation of a medical Ambulatory Surgery Center. Our agreement with CMS for this acquisition was set forth in full as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 19, 2020.

CMS is an affiliate of the Company and its largest shareholder, and is controlled by William Gerhauser, a director of the Company. This acquisition and its terms were specifically considered and approved by our two independent and disinterested directors, who also were advised by independent outside legal counsel. Neither Mr. Gerhauser nor any other representative of CMS participated in the vote of our Board of Directors to approve this acquisition. (See Note 12)

Fort Myers ASC was formed for the purpose of owning and operating in Ft Myers, Florida an Ambulatory Surgery Center, a medical facility specializing in elective same-day or outpatient surgical procedures, not including emergency surgery.

We anticipate opening the Ft Myers Ambulatory Surgery Center for commercial operations during the fourth quarter of 2021.

SoftDev was formed for the purpose of developing software applications to support the medical procedures and operations of Ambulatory Surgery Centers, including Ft Myers ASC and others. SoftDev has engaged experienced software development consultants and others to assist in the development of its proprietary software platform and other business operations, including Rubicon Software Ltd. We expect to have completed our proprietary Ambulatory Surgery Center software platform applications prior to opening our Ft Myers Ambulatory Surgery Center.

Assuming the Ft Myers Ambulatory Surgery Center succeeds in its business operations as anticipated, we most likely will develop or acquire additional similar Ambulatory Surgery Center facilities, all of which would utilize and be supported by our proprietary SaaS software platform being developed by SoftDev.

Background.

FISION Corporation (the “Company”) was incorporated in Delaware in 2010 under a former name, and conducted no active business operations until December 2015 when the Company merged with Fision Holdings, Inc., (“Minnesota Fision”) an operating Minnesota corporation based in Minneapolis. As a result of this 2015 Merger, Fision Holdings, Inc. became our wholly-owned subsidiary, and control of the Company was acquired by the pre-merger shareholders of Fision Holdings, Inc.

In connection with this 2015 Merger, we issued an aggregate of 28,845,090 shares of our common stock to the former shareholders of Minnesota Fision, and also issued derivative securities to holders of Minnesota Fision outstanding options and warrants to purchase an aggregate of 3,868,575 additional shares of our common stock. As a result of this 2015 Merger, our pre-merger shareholders plus holders of our pre-merger derivative securities held less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved common stock for all derivative securities. The 2015 Merger was accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota Fision subsidiary was the acquirer, and the Delaware parent was the acquired company.

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

Termination of Continuity Logic Merger- In late 2018 the Company entered into a Merger Agreement with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger which would have resulted in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. A key provision of this Continuity Logic Merger provided that the parties and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and also that the merger be completed by December 31, 2018. Although the Company and Continuity Logic conducted extensive due diligence regarding this merger during the last few months of 2018, they were unable to raise or receive future commitments from investors to provide sufficient capital to support the anticipated post-merger combined business operations of both companies. Accordingly, in February 2019 Continuity Logic terminated this merger since it was not consummated by December 31, 2018 as well as insufficient working capital being available for post-merger business operations. The Company no longer has any relationship or involvement with the business or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $905,500 has been long overdue and is still outstanding. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger does not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. Although we have commenced legal proceedings to attempt to collect the overdue principal and interest owed to us by Continuity Logic on these Notes, the Company took a reserve as of December 31, 2019 of the entire $905,500 plus accrued interest against the balance of these notes receivables.

Further, we are a Petitioning Creditor in a federal bankruptcy case in the District of New Jersey, whereby our goal is to have a court-appointed Trustee take over the assets of Continuity Logic LLC, as to collect proceeds from Continuity Logic customers.  As we are the only secured lender, as a first priority and perfected lienholder, we are expecting the first $455,215 of proceeds to be released to us, after any court related costs associated with the bankruptcy case.

Contemplated Business Combination

We have been seeking a merger or other business combination, with our chosen target being a private software services company which could be complementary with our Fision business and structure. We believe a merger of our Company would be very beneficial to such a private entity due to our public company status, our large tax loss position, our commercially developed proprietary Fision software platform, our customer base, and other benefits. We intend to only target and pursue such a merger with a private entity having material profitable revenues.

Traditional Business of Company

We are an Internet platform technology company providing cloud-based software solutions to automate the marketing functions and activities of our customers. Our business is conducted through our Minnesota Fision subsidiary based in Minneapolis, which since 2011 has created and offered software solutions to support marketing and sales enablement activities of both private businesses and public companies.

We have developed and commercialized a proprietary cloud-based software platform which automates and integrates all digital marketing assets and marketing communications of our customers, and thus “bridges the gap” between the marketing and sales functions of a business enterprise. Our primary mission has been to develop and offer software technology tools through our Fision platform to enable our customers to maximize their marketing assets and initiatives.

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

Our current and targeted customer base ranges across diverse industries of all sizes, including banks and other financial institutions, insurance companies, hotels and other hospitality enterprises, healthcare and fitness companies, large retailers, product manufacturers, software and other technology companies, telecommunications companies, and other companies selling familiar branded products or services.

Our Fision agile marketing solutions provide three major benefits to our customers, which are (i) accelerating their revenues, (ii) improving their marketing and brand effectiveness, and (iii) reducing significantly their marketing and sales costs.

We derive our revenues primarily from recurring payments from customers having software licensing contracts typically having terms of one to three years and requiring monthly subscription fees based on the customer’s number of users and locations where used. We currently have licensing contracts with eight (8) customers using our Fision platform for their marketing and sales activities. The majority of our revenues are recurring, due to the nature of our contracts. Our ability to realize recurring revenues is a significant feature of our business model.

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

Research and Development - The Company has committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of the Fision proprietary software platform. Our past development activities have been conducted both internally from our former Minneapolis headquarters facility by our former experienced software development technicians, and externally from outsourced contracts with experienced independent software development companies and individuals.

Our Industry - We have marketed and licensed our software products and services in the agile marketing segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform;.

Employees - Due to our recent lack of available working capital, we currently have no full-time employees.

Outsourcing – We currently outsource our software platform maintenance and operations and our accounting and administrative functions to various experienced independent contractors. We believe that the software and other services provided by our outsourced contractors are adequate to service our current customers as required and to maintain our corporate functions in a professional manner.

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

Although our marketing focus for the past few years toward large commercial enterprises has been effective in achieving a material base of such significant large customers, we have been unable to generate enough increased recurring revenues from them to support our related increased marketing, operational and administrative costs. Unfortunately, the increased length of time of the sales cycle necessary to close licensing contracts with large enterprises has been substantially longer and much more expensive than we anticipated or had incurred while marketing to smaller companies, resulting in a substantial decline in our revenues over the past few years. And since we failed to close and secure enough large enterprise customers to achieve the necessary increased revenues to support any further material marketing, we terminated all sales and marketing personnel during 2019. We have been attempting to raise material working capital to support a marketing campaign to attract additional large enterprise customers, but there is no assurance any such future funds will be available to us.

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

We incurred net losses of $(2,491,533) for the year ended December 31, 2020 and net losses of $(9,297,081) for the year ended December 31, 2019. Since our inception in 2010, we have an accumulated deficit of $(34,303,325) as of December 31, 2020. Moreover, we expect to continue operating at a loss during 2021 and likely even beyond 2021. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

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

We have a significant amount of debt, much of which has matured, and this could limit or even eliminate recovery of your investment if we fail to reach substantial profitability or otherwise resolve or satisfy our outstanding debt.

We have a substantial amount of indebtedness in the form of various Notes Payable. As of December 31, 2020, we had approximately $2.3 Million of outstanding Notes Payable, much of which are now due, or even due on demand. There is no assurance that we will be able to convert our outstanding debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial outstanding indebtedness, such failure would have a significant adverse effect on our business and financial condition and could even cause a total failure of our business.

We may not be able to continue as a going concern.

Our operating expenses have been funded by various sources including sales of our equity and debt securities, limited revenues from customer contracts, deferral of management salaries, and stock-based payment to management and certain service providers and consultants. Due to this situation and our ongoing substantial losses, there is substantial doubt whether our business can continue as a going concern to support its commercial operations and satisfy its outstanding debt and other obligations. Our management is in the process of attempting to obtain additional significant financing to enable us to continue as a going concern, but there is no assurance that adequate funds will become available to allow us to continue as a going concern.

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

For the fiscal years ended December 31, 2020 and 2019, three customers and two customers, respectively, each accounted for more than 10% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

We currently have no fulltime management or key employees, which harms our business substantially. Our future success will depend significantly upon our financial ability to attract and sustain fulltime employment of competent management and other key employees.

Our future business will be dependent on hiring additional qualified key personnel, and if they are not available when needed or we cannot obtain sufficient working capital to afford them if available, our future growth and prospects would suffer materially.

We operate in a highly competitive industry, and we may not be able to compete successfully.

Our market is highly competitive, with many companies providing solutions competitive to our software platform. Well-known and established competitors include Marketo (Adobe), Eloqua (Oracle), Unica (IBM), Hubspot, ExactTarget (Salesforce), Aprimo, Responsys and Silverpop. We expect additional material competitors to emerge in the future from time to time.

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

Any failure by our management or other key personnel to manage any future growth properly could impair our ability to deliver our software solutions in a timely fashion, to fulfill existing customer commitments, or to attract and retain new customers.

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

There is no assurance that the trading market for our common stock will become more stable, or will continue to be sustained. Moreover, there remains a significant risk that our common stock price may fluctuate substantially in the future in response to various factors including the following:

•	Variations in our operating results.

•	Departures or additions of management or other key personnel.

•	Announcements of significant acquisitions or strategic joint ventures.

•	Announcements of significant capital commitments or transactions.

•	Announcements of significant patent or other technological matters.

•	Substantial sales of our common stock in the open market.

•	Any significant litigation matters.

•	Announcements of new product developments.

•	Gain or loss of significant customers.

•	Natural disasters, acts of war, terrorism, or pandemics including the ongoing Coronavirus (COVID-19).

•	General market conditions or specific political and economic conditions.

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

At December 31, 2020, our affiliates and directors own approximately 28% of our common stock (or 30% if they exercised warrants held by them), which concentrated ownership by them could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could result in a decline in the price of our common stock.

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

Provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the acquisition would be beneficial to our stockholders. For example, Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of our incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding common stock from acquiring us, without the consent of our board of directors, for at least three years from the date they first owned at least 15% of our common stock.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing Coronavirus (COVID-19) epidemic) and other events beyond our control. Although we maintain certain limited disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

Our principal telephone and other administrative office functions are currently being outsourced to an independent contractor in Minneapolis, Minnesota providing such “virtual office” services to various business entities, and located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416. For these administrative office services, we pay a monthly fee of $322 which includes a storage fee for certain computer servers and other technology equipment and supplies owned by us. We do not own any real estate. We believe that such current outsourced office facilities and services are adequate to satisfy our current office and administrative operations.

ITEM 3 LEGAL PROCEEDINGS

The Company is the plaintiff in a civil lawsuit commenced by us in federal district court in New Jersey, whereby we have sued Continuity Logic LLC to collect approximately $905,500 owed to us for overdue Notes and related interest and costs incident to loans made by us to Continuity Logic in 2018.  Further, we are a Petitioning Creditor in a federal bankruptcy case in the District of New Jersey, whereby our goal is to have a court-appointed Trustee take over the assets of Continuity Logic LLC, as to collect proceeds from Continuity Logic customers.  Continuity Logic LLC filed a dismissal of the involuntary bankruptcy case originally filed by Petitioning Creditors, where we are one of the four Petitioning Creditors.  As of March 25, 2021, the bankruptcy Judge in the District of New Jersey denied the dismissal of the case, so the bankruptcy of Continuity Logic LLC will be controlled by the court-appointed trustee. As we are the only secured lender, as a first priority and perfected lienholder, we are expecting the first $455,215 of proceeds to be released to us, after any court related costs associated with the bankruptcy case.

We currently are not a party to any material legal proceedings against us, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results or financial condition.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded in the over-the-counter market, and has been quoted and traded for years on either the OTCQB Tier or the Pink Current Tier of OTC Markets Group under the symbol “FSSN”. Our common stock is thinly traded, and there is no assurance that our common stock will trade more actively in the future.

Since January 1, 2019, the high and low sale prices per share for our common stock as reported by OTC Markets Group are shown below, which quotations do not reflect retail mark-up, markdown or commission:

	High Price	Low Price
January---March, 2019	$0.19	$0.052
April---June, 2019	0.08	0.027
July—September, 2019	0.049	0.015
October—December, 2019	0.0415	0.0037
January—March, 2020	0.0166	0.0021
April—June, 2020	0.006	0.0021
July—September, 2020	0.0186	0.0036
October—December, 2020	0.033	0.005
January—April 14, 2021	0.088	0.0198

The last sale price of our common stock as reported by OTC Markets Group on April 14, 2021 was $0.029 per share.

Stockholders

As of April 14, 2021, there were 394 holders of record of our common stock.

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

Description of Securities

Common Stock -- Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of April 14, 2021, there were 440,153,287 shares of our common stock outstanding. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

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

Rule 144

In general, under Rule 144 of the Securities Act of 1933, as amended, any person (or persons who are aggregated) including persons who are affiliates, whose restricted common stock has been fully paid for and held for at least six months from the later of the date acquired from us or from an affiliate of us, may sell such common stock in broker’s transactions or directly to market makers, provided the number of shares sold in any three-month period may not exceed one percent of our then outstanding shares of common stock. Sales under Rule 144 are also subject to certain notice requirements and the availability of current public information about us. After one year has elapsed since the date of purchase or other acquisition of such common shares from us or an affiliate of us, persons who are not affiliates of us may sell their shares under Rule 144 without any limitation.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2020, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights column (a)	Weighted-average exercise price of outstanding options, warrants and rights column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a)) column (c)

Equity compensation
plans approved by	-0-		4,600,000
security holders (1)	shares	$--	shares

Equity compensation
plans not approved by	70,177,300		-0-
security holders (2)	shares	$.153/share	shares

____________

(1)	All former options granted under our 2011 Plan have expired pursuant to their terms.
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

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2020 and 2019, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We have developed and commercialized a proprietary cloud-based marketing and sales enablement software platform. Our innovative Fision platform integrates, streamlines and automates the use of many marketing and sales resources and communications of a company in order to bridge the significant gap typically existing between marketing and sales personnel, which gap inhibits the speed and effectiveness of targeting and reaching the customer base of a company. Our unique software solutions supported by their cloud-based delivery are readily scalable to adapt seamlessly to any rapid business growth of our existing or potential customers, regardless of their size.

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

Marketing Model

We have marketed and licensed our proprietary software products primarily through direct sales by our management and other in-house personnel, and also secondarily through experienced and recognized independent sales agencies. We generate our revenues primarily from such software licensing contracts, and we currently have six (6) licensed customers using our Fision platform. We market and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry.

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

In 2017, we were granted Patent No. US 9,639,551 B2 from the United States Patent and Trademark Office (USPTO), and in 2018 we were granted Patent No. US 9,984,094 B2 from the USPTO, and another granted Patent in 2019 Patent No. US 10,235,380 B2, from the USPTO which were titled “Computerized Sharing of Digital Asset Localization Between Organizations.” We also have an additional patent claim involving our software technology filed and pending with the USPTO.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make certain material estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates materially. These accounting estimates and assumptions may be material to us and our financial statements due to the levels of subjectivity and judgment involved.

Certain estimates made in connection with our accompanying consolidated financial statements include our estimated reserve for doubtful accounts receivable, valuations used for stock-based compensation, fair value determinations in connection with our analysis of long-lived assets for impairment, accounting determinations related to convertible debt, and estimated useful lives for intangible assets and property and equipment.

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the fiscal year ended December 31, 2020 we incurred total expenses of $340,232 for such development and support. In comparison, during the fiscal year ended December 31, 2019 we incurred total expenses of $290,035 for product development and support.

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

Company Recognizes Contract Liability for Its Performance Obligation -- Upon receipt of a prepayment from a customer, the Company recognizes a contract liability in the amount of the prepayment for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

Cost of Sales

Cost of sales primarily represents third-party hosting, data storage and other services provided by Microsoft’s Azure cloud service provider, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of sales relating to our cloud services is recognized monthly.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASU 2019-07, Compensation – Stock Compensation (Topic 718). This Topic is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). This ASU expands the scope of Topic 718 which formerly only included share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

Under ASC Topic 718, “Compensation - Stock Compensation”, the fair value recognition provisions of this Topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company has elected to use the Cox, Ross & Rubinstein Binomial Tree valuation model to estimate the fair value of any options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on option awards ultimately expected to vest and reflects estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations – Fiscal Years Ended December 31, 2020 and December 31, 2019

Revenue -- Revenue was $361,888 for the fiscal year ended December 31, 2020 compared to revenue of $562,763 for the fiscal year ended December 31, 2019, a decrease of $200,875, or 36%, which substantial decrease was due primarily to the Company having no marketing/sales personnel and limited sales support, in addition to some customers didn’t renew their contracts in 2020.

Cost of Sales – Cost of sales in fiscal year 2020 was $87,361 (24.1% of revenue) compared to cost of sales in fiscal year 2019 of $78,333 (13.9% of revenue), which increase was due primarily to increased expense for our cloud provider service.

Gross Margin – Gross margin for fiscal year 2020 was $274,527 compared to $484,430 for fiscal year 2019, a decrease of $209,903 attributable primarily to decreased revenue in 2020. Gross margin as a percentage of revenue was 76% for fiscal year 2020 compared to 86% for fiscal year 2019.

Operating Expenses – Operating expenses totaled $1,467,531 for fiscal year 2020 compared to $3,869,884 for fiscal year 2019, which comparable operating expenses included:

(i)

Sales and marketing expenses of $5,474 in 2020 compared to $564,228 in 2019, which large decrease of $558,754 in 2020 was due primarily to termination of sales/marketing personnel and related sales support activities and functions in 2019;

(ii)	Development and support expenses of $340,232 in 2020 compared to $290,035 in 2019, which were relatively similar for 2020 and 2019; and

(iii)

General and administrative expenses of $1,121,825 in 2020 compared to $3,015,621 in 2019, which substantial decrease of $1,893,796 was primarily due to termination of financing and consulting services in 2019 for a one-year contract, as well as having no executive compensation in 2020.

Operating loss -- Operating loss was $(l,193,004) in 2020 compared to $(3,385,454) in 2019, which much lower operating loss in 2020 was due primarily to having no sales/marketing personnel in 2020, as well as substantially less general and administrative expenses in 2020 due primarily to termination of a 2019 consulting services one-year contract and management compensation expenses.

Other Income (Expenses) – Other Income (Expenses) for fiscal year 2020 were $(1,298,529), including loan interest of $(738,443), debt amortization and discount expenses of $(318,694), debt settlement and bad debt expenses of $(88,740), change in fair value of derivatives of $(195,682) and miscellaneous debt expense of $(5,228), offset by Other Income of $48,258. In comparison, Other Income (Expenses) for fiscal year 2019 were $(5,911,627), including loan interest of $(1,565,491), debt amortization and discount expenses of $(1,844,329), OID and derivative expenses of $(757,474), a loss on debt settlement of $(209,989), a negative change in fair value of derivatives of $(2,024,961), and a bad debt expense for notes receivable of $(857,242), offset by a gain on extinguishment of derivative liabilities of $1,212,505, and Other Income of $135,354. The large difference between fiscal 2020 and fiscal 2019 in our Other Income (Expenses) was due primarily to non-cash accounting adjustments related to accounting for our convertible debt.

Net (Loss) – Our net (loss) for fiscal year ended December 31, 2020 was $(2,491,533) compared to $(9,297,081) for fiscal year ended December 31, 2019, which decreased loss of $6,805,548 in fiscal 2020 was due primarily to the various decreases in Operating Expenses and Other Income (Expenses) above described.

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

In order to attain material growth of our SaaS Fision platform, we will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

At December 31, 2020 the Company had notes payable indebtedness totaling $2,315,042 including related party accrued interest and debt discounts. Certain information on our notes payable is set forth in Note 8 of the audited consolidated financial statements included in this annual report.

We believe that our current available cash and any funds to be received from revenues or receivables only will be sufficient to support our working capital needs until May 2021. Thus, we will need to continue raising capital to support our current and future operations. Our management estimates that based on our current monthly expenses net of revenue, we will require approximately $500,000 in additional financing to fund our operational working capital for the next 12 months, which does not include any funds for payment of past due debt. Financing may be sought from a number of sources including sales of our common stock or debt securities (including convertible debt) in private transactions, and loans from financial institutions or others.

We may not be able to sell sufficient securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available, we may be forced to abandon certain business plans or even our entire business. Moreover, regarding any financing we may obtain, any equity or convertible debt financing would be dilutive to our shareholders, and any available debt financing may involve restrictive covenants.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2020, we had only $8,271 of cash and accounts receivable, and a working capital deficiency of $(7,090,086). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Used In Operating Activities – We used $229,571 of net cash in operating activities for the fiscal year ended December 31, 2020 compared to $1,091,761 of net cash used in operating activities for the fiscal year ended December 31, 2019, which decrease for fiscal year 2020 was due primarily to reducing headcount to no employees and maintaining only three contractors, while engaging an outsourced development and IT team and closing down the downtown office.

Net Cash Used In Investing Activities – During fiscal years ended December 31, 2019 and 2020, we used no cash in investing activities.

Net Cash Provided by Financing Activities – During fiscal year ended December 31, 2020, we were provided by financing activities with net cash of $222,565 including proceeds from sales of common stock of $50,000, proceeds from an SBA-PPP loan of $177,200, and proceeds from a Note Payable of $78,000, offset by repayments on Notes Payable and a line of credit totaling of $82,635. In comparison, during fiscal year ended December 31, 2019, we were provided by financing activities with net cash of $984,371 including proceeds from sales of common stock of $350,000, proceeds from related party notes of $61,500, and proceeds from Notes Payable of $964,000, offset by repayments on outstanding notes payable and a line of credit totaling $391,129.

Convertible Note Financing

For the past few years, a majority of our financing has consisted of convertible notes sold to accredited investors in private transactions. In 2018 we raised a total of $2,959,500 through issuance of convertible notes; in 2019 we raised a total of $964,000 through issuance of convertible notes; and in 2020 we raised a total of $78,000 through issuance of convertible notes.

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

True-Up and Penalty Shares -- Each private investor also received the right to receive True-Up shares in the event the True-Up Price as defined in the Stock Purchase Agreement for this placement is lower than the $.20 price for the purchased shares. The True-Up Price represents the average of the fifteen lowest public market closing prices during a specified 90-day period and having a floor of $.10 per share. Based on trading of our common stock, the calculated True-Up Price per share relating to such a 15-day average became lower than this $.10 floor.

In addition, the warrants issued to investors in this private offering are subject to the same True-Up Price adjustment regarding their exercise price.

In 2019, we sold 8,750,000 common shares offered in this private placement and received total proceeds of $1,750,000 from investors, for which we issued an aggregate of 8,750,000 purchased shares and 875,000 Advisory Shares. In 2020, we issued an additional total of 9,625,000 common shares to investors in this private offering for required true-up and penalty shares.

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the year ended December 31, 2020 we incurred a net loss of $(2,491,533) and for the year ended December 31, 2019 we incurred a net loss of $(9,297,081), and we had an accumulated deficit of $(34,303,325) and a working capital deficiency of $(7,090,086) as of December 31, 2020. And we are continuing to incur material losses in 2021. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2020 or as of December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2020 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; and (ii) limited checks and balances in processing cash and other transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Michael P. Brown	62	Director, Chairman of Board, and Principal Executive/Financial Officer

Greg Nagel	64	Director

John Bode	46	Director

William Gerhauser	52	Director

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

William Gerhauser has been a director of the Company since April 2020. Mr. Gerhauser has over 25 years of experience in the financial industry in both the United States and Europe. For the past five years, Mr. Gerhauser is the Chief Executive Officer of affiliate Capital Market Solutions LLC ("CMS"). CMS is an international consultancy firm that provides accounting, legal, structural and strategic advice to several private and public companies. Mr. Gerhauser is also the President of MGA Holdings, LLC, and also the Managing Partner of Ignition Capital, LLC. Mr. Gerhauser is also a co-founder of Fighters Choice, Inc. Mr. Gerhauser’s specialty is niche markets that are heavily regulated or have unusual tax considerations. In the last 15 years he has successfully initiated transactions in the Oil and Gas, Entertainment, Biotech, Information Technology and Beverage Industries. He is a UK-US dual national. He is a graduate of The Royal College of St. Peter at Westminster, and is a U.S. Army Infantry Veteran.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors and executive officers have not been involved in any of the following legal proceedings during the past five years:

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any Section 16(a) forms with respect to our fiscal year ended December 31, 2020, all such required reports were filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. When we adopt a Code of Ethics, it will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2020 and 2019 regarding all compensation from us paid to, awarded to, and earned by each individual who served as our chief executive officer or in any other executive officer position with the Company.

Messrs. Laurence Mascera and Daniel Dorsey received no compensation directly from us for their respective executive officer roles with the Company in 2019 and early 2020, when Mr. Mascera served as our Chief Operating Officer from April-September 2019 and as our interim Chief Executive Officer from September 2019 until his resignation on March 31, 2020, and Mr. Dorsey served as our Chief Financial Officer since March 2019 until his resignation on March 31, 2020. During much of 2019 and until March 2020, such executive management services were included as part of the overall monthly consulting services provided to us by our affiliate Capital Markets Solutions, LLC (CMS), for which services we paid $50,000 monthly.

Name and Position	Year	Salary	Bonus	Option Awards	Stock Awards	Total

Michael P. Brown (1)	2020	$-	-	-	-	$-
Chief Executive Officer	2019	$123,333	-	-	-	$123,333

Garry N. Lowenthal (2)	2020	$-	-	-	-	-
Executive Vice President and Chief Financial Officer	2019	$82,500	-	-	-	$82,500

Jason Mitzo (3)	2020	-	-	-	-	-
Chief Revenue Officer	2019	$103,051	-	-	-	$103,051

___________

(1)	Mr. Brown resigned as Chief Executive Officer in September 2019. Since March 2020 he has acted as Principal Executive and Financial Officer of the Company.
(2)	Mr. Lowenthal resigned as Chief Financial Officer, Executive Vice President and a director on February 28, 2019.
(3)	Mr. Mitzo resigned his employment with the Company in September 2019

Executive Compensation Overview

Our executive compensation program historically has consisted of a combination of base salary and stock-based compensation in the form of common stock awards or options. Our executive officers and any other salaried employees are also eligible to receive any health and other fringe benefits offered by the Company.

Employment Agreements With Our Executive Officers

We currently have no outstanding employment agreements with any executive officers.

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

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding equity awards as of December 31, 2020.

Director Compensation

For the fiscal year ended December 31, 2020, our only director compensation was paid to our two independent directors, John Bode and Gregory Nagel, who each receives $12,500 in value of our common shares quarterly for serving as an independent director. Mr. Bode received a total of 6,783,631 common shares for his services as a director in 2020 and Mr. Nagel received a total of 5,191,028 common shares for his services as a director in 2020.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of December 31, 2020, by each of our directors and executive officers, each person known by us to own beneficially 5% or more of our Common Stock, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned. The address of each beneficial owner is c/o Fision Holdings, Inc., 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416.

Name	Shares of Common Stock	Percent of Common Stock (1)
Michael P. Brown	19,976,348	5.23%
John Bode	10,633,508	2.78%
William Gerhauser (3)	70,336,425	18.42%
Gregory Nagel	5,191,028	1.36%
All directors and officers as a group (four persons)	106,137,309	27.79%
Capital Market Solutions, LLC (“CMS”) (2)	70,000,000	18.33%

______________

(1)	Based on 381,923,708 outstanding common shares of the Company as of December 31, 2020.
(2)	Includes 30,000,000 shares underlying warrants having a term of five years.
(3)

Includes 70,000,000 shares (40 million shares and 30 million warrants) owned by affiliate CMS which is controlled by Mr. Gerhauser; and 336,425 shares owned by affiliate Ignition Capital LLC, which is controlled by Mr. Gerhauser.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Parties

Since January 1, 2019 we have been involved in the following transactions with related parties:

In recent years, the Company has been unable to compensate its principal officers in cash under the terms of their respective employment agreements, and as a result their accrued compensation from time to time was converted into notes payable bearing interest at 6% per annum. These Notes in turn have been converted into restricted common stock of the Company as follows: In December 2015, Mr. Brown converted $925,000 of his outstanding Notes into 1,423,077 shares of our common stock at $.65 per share; in December 2016, Mr. Brown and Mr. Lowenthal each converted $25,000 of their outstanding Notes into shares of our common stock at $.30 per share; in September 2017, Messrs. Brown and Lowenthal converted a total of $330,168 of their Notes into a total of l,l00,562 common shares including 850,562 shares for Mr. Brown and 250,000 shares for Mr. Lowenthal; in December 2020, Messrs. Brown and Lowenthal converted a total of $350,000 of their Notes into a total of 7,000,000 common shares at $.05 per share including 5,000,000 shares for Mr. Brown and 2,000,000 shares for Mr. Lowenthal; and in January 2021, Messrs. Brown and Lowenthal converted all remaining balances of their Notes totaling $442,103.62 into a total of 8,842,072 shares at $.05 per share including 5,084,535 shares for Mr. Brown and 3,757,537 shares for Mr. Lowenthal.

Effective February 28, 2019, Garry Lowenthal resigned as our Chief Financial Officer (CFO) and Executive Vice President and a member of our Board of Directors. Effective March 1, 2019, our Board appointed Daniel Dorsey as our Chief Financial Officer, and also as a member of our Board of Directors.

Effective April 1, 2019 we entered into a one-year Consulting Agreement with our affiliate, Capital Market Solutions, LLC (“CMS”). CMS is controlled by William Gerhauser, who is a director of the Company. During the one-year term of this consulting agreement, CMS provided certain management, investor and public relations services, and other advisory services to us in consideration for $50,000 monthly, 30 million restricted shares of our common stock, and a five-year stock purchase warrant to purchase an additional 30 million common shares at $.20 per share. CMS provided management services to us through March 2020 including providing Laurence Mascera as our Chief Executive Officer, and Daniel Dorsey as our Chief Financial Officer.

In late 2020 and early 2021, affiliate CMS converted certain outstanding Note balances held by CMS in the total amount of $610,904.11 into a total of 12,218,082 shares of restricted common stock of the Company at a conversion price of $.05 per share including $500,000 converted into 10,000,000 shares in December 2020 and $110,904.11 converted into 2,218,082 shares in January 2021.

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

In 2019, CMS also provided certain short-term loans to us for working capital, represented by nonconvertible notes. As of December 31, 2020, $214,175 of such notes including accrued interest are outstanding and overdue, and no payments were made by us in 2020 on this liability to CMS.

Effective September 11, 2019, Michael Brown resigned as our Chief Executive Officer (CEO) and concurrently our Board of Directors appointed Laurence Mascera to serve as our interim Chief Executive Officer. Effective March 31, 2020, Mr. Mascera resigned all management positions with the Company including as interim CEO and as a member of our Board of Directors. Also effective March 31, 2020, Mr. Dorsey resigned all management positions with the Company including as interim CFO and as a member of our Board of Directors. Effective March 31, 2020, Michael Brown assumed the interim executive positions of principal executive officer and principal financial officer of the Company.

In November 2020, the Company acquired two Florida LLCs from affiliate CMS which are engaged in the business of developing: i) a medical Ambulatory Surgery Center in Ft Myers FL and ii) related software applications for operation of this Ft Myers facility and other medical Ambulatory Surgery Centers. For a description of this acquisition, see “Recent Acquisition to Engage in Medical Ambulatory Surgery Center Business” included in Item 1 of this Annual Report.

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

Director Independence

As of the date of this Annual report, John Bode and Greg Nagel are the only independent directors of the Company

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Assurance Dimensions, certified public accountants & associates, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019

Audit Fees	$56,500	$52,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$56,500	$52,500

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2020 and 2019 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fision Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses for the year ended December 31, 2020. The Company had a net loss of $2,491,533, accumulated deficit of $34,303,325, net cash used in operating activities of $229,571 and had negative working capital of $7,090,086. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. .

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2019.
Margate, Florida
April 15, 2021

FISION CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash	$7,504	$14,510
Accounts receivable, net	767	9,906
Notes Receivable, net of allowance for doubtful accounts (Note 5)	-	-
Prepaid Expenses	-	533,064
Total Current Assets	8,271	557,480

Property and equipment, net	$173	$2,916

Other Assets:
Goodwill	8,800	13,800
Intellectual property/software code, net of accumulated amortization	35,473	42,813
Deposits	206	25,599
Total Assets	$52,923	$642,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$983,789	$2,155,065
Contract liability	-	62,500
Derivative liability	4,251,179	4,156,621
Current portion of long-term debt: SBA/PPP Loan	88,600	-
Notes payable and accrued interest - related party, net of debt discount of $20,951 and $0 respectively	632,832	228,692
Notes payable, net of debt discount of $33,568 and $0 respectively	1,141,957	1,028,845
Total Current Liabilities	7,098,357	7,631,723

Long-Term Liabilities:
Long-Term SBA-PPP loan	88,600	-
Long-Term Convertible Notes Payable and accrued interest, related party, net of debt discount of $67,963 and $0 respectively	163,704	-
Long-Term Convertible Notes Payable, net of debt discount of $275,689 and $853,261 respectively	199,349	700,845
Total Long-Term Liabilities	451,653	700,845

Total Liabilities	7,550,010	8,332,567

Contingencies and Commitments (Note 13)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 381,923,708 and 135,685,981 shares issued and outstanding, respectively	38,192	13,569
Additional paid in capital	26,768,046	24,108,264
Accumulated deficit	(34,303,325)	(31,811,792)
Total Stockholders' Deficit	(7,497,087)	(7,689,959)
Total Liabilities and Stockholders' Deficit	$52,923	$642,608

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	2020	2019

REVENUE	$361,888	$562,763

COST OF SALES	87,361	78,333

GROSS MARGIN	$274,527	$484,430

OPERATING EXPENSES
Sales and Marketing	5,474	564,228
Development and Support	340,232	290,035
General and Administrative	1,121,825	3,015,621
TOTAL OPERATING EXPENSES	$1,467,531	$3,869,884

OPERATING LOSS	$(1,193,004)	$(3,385,454)

OTHER INCOME / (EXPENSES)
Interest expense	(738,443)	(1,565,491)
Amortization expense/amortization of debt discount	(318,694)	(1,844,329)
OID, excess derivative expense, goodwill impairment expense and other expenses	(5,228)	(757,474)
Loss on fair value of derivatives	(195,682)	(2,024,961)
Loss on extinguishment of debt / settlement of debt	(40,482)	(209,989)
Gain on extinguishment of derivative liabilities	-	1,212,505
Bad debt expense on note receivable	(48,258)	(857,242)
Other income	48,258	135,354
TOTAL OTHER EXPENSES	$(1,298,529)	$(5,911,627)

NET LOSS	$(2,491,533)	$(9,297,081)

Net loss per common share - basic and diluted	$(0.01)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	285,323,216	109,789,986

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 & 2019

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2018	67,454,276	$6,745	$19,572,322	$(22,514,711)	$(2,935,644)

Common stock issued for cash	1,750,000	175	349,825	-	350,000
Stock issued for services	37,154,044	3,715	2,111,185	-	2,114,900
Warrants/Options granted for services	-	-	879,760	-	879,760
Conversion of notes payable and accrued interest/expenses	29,327,661	2,934	1,195,172	-	1,198,106

Net loss				(9,297,081)	(9,297,081)
Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Common stock issued for cash	5,000,000	500	49,500		50,000
Stock Issued for True-Up & Penalty Shares	9,625,000	963	47,740		48,703
Stock issued for services	16,974,659	1,697	100,303		102,000
Warrants/Options granted for services			394,893		394,893
Conversion of notes payable and accrued interest	214,638,068	21,463	2,067,346		2,088,809

Net loss				(2,491,533)	(2,491,533)
Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(2,491,533)	$(9,297,081)
Net cash used in operating activities:
Common stock issued for services	102,000	1,589,532
Amortization of pre-paid stock expenses	533,064	-
Depreciation and amortization	10,083	13,468
True-up and penalty shares issued	48,703	-
Stock warrants/stock options issued for services	394,893	879,760
Loss (Gain) in fair value of derivative liabilities	(195,682)	2,024,961
Excess derivative expense	-	757,474
Loss on extinguishment of debt/gain on settlement of debt	(40,482)	209,989
Loss on Extinguishment of derivative liability due to convertible note conversions	-	(1,212,505)
Impairment and other charges	5,000	-
Bad debt expense on note receivable	48,258	857,242
Amortization of debt discount	318,694	1,844,329
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	9,139	9,592
Other current assets	25,393	-
Change in interest receivable	(48,258)	(46,008)
Deposits	(62,500)	(17,546)
Customer contracts - unrecognized revenue		-
Prepaid expenses	-	24,259
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,113,657	1,389,742
Change in customer advances		(118,969)
Net Cash Used in Operating Activities	(229,571)	(1,091,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(78,000)	(343,000)
Proceeds from convertible note payable	78,000	964,000
Proceeds from related party notes	-	61,500
Proceeds from SBA/PPP loan	177,200	-
Repayments for related party notes and line of credit	(4,635)	(48,129)
Proceeds from issuance of common stock	50,000	350,000
Net Cash Provided by Financing Activities	222,565	984,371

Net (Decrease) Increase in Cash	(7,006)	(107,390)

Cash at Beginning of Period	14,510	121,900
Cash at End of Period	$7,504	$14,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Accrued Interest increasing notes payable	$48,258	$46,008
Derivatives recorded as debt discount	$301,589	$1,041,106
Conversion of debt and accrued interest to common stock	$2,088,809	$1,198,106
Prepaid stock issuance	$-	$525,368
Conversion of accrued salaries and accrued expenses to convertible notes payable, related party	$1,091,356
Conversion of accrued salaries and accrued expenses to convertible notes payable	$527,554

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In November 2020 the Company entered the business of owning and operating an ambulatory medical surgery center, also known as a “surgi-center,” through an acquisition of two Florida LLCs which are in the process of developing an Ambulatory Surgery Center in Ft Myers FL and supporting software to support this Ft Myers facility and other Ambulatory Surgery Centers. (See Note 11 – Related Party Transactions.)

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During 2020, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. As of December 31, 2020 there was no cash in excess of federally insured limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020, the Company had no cash equivalents.

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair value because of the short maturity of those instruments.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2020.

	Level 1	Level 2	Level 3

Derivative Liability	$-	$-	$4,251,179

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities.

	Fair Value		Change in		Fair Value
	January 1,		fair		December 31,
	2019	Additions	Value	Extinguishments	2019

Derivative Liability	$1,480,978	$1,863,187	$2,024,961	$(1,212,505)	$4,156,621

	Fair Value		Change in		Fair Value
	January 1,		fair		December 31,
	2020	Additions	Value	Conversions	2020

Derivative Liability	$4,156,621	$276,876	$195,682	$(378,000)	$4,251,179

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements.

The derivative liability relating to the beneficial conversion feature of our convertible notes payable was $4,251,179 at December 31, 2020 and was computed using the following variables:

Exercise price	$.135--$.153
Expected volatility	327%
Expected term	Due on demand to 36 months
Risk free interest rate	0.09–1.58%
Expected dividends	-

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

Revenue is recognized in the period the services are provided over the contract period, normally one (1) to three (3) years. We invoice one-time startup and implementation costs, such as consolidating and uploading digital assets of the customer, upon completion of those services as one performance obligation and recorded as revenue when completed. Monthly services, such as internet access to software as a service (SaaS), hosting, and weekly backups are invoiced monthly as another performance obligation and recorded as revenue over time.

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

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regard to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We had no material adjustments to our assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of any option grant.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-employees, and expands the scope of Topic 718 (which only applied to share-based payments to employees) to also include share-based payments issued to non-employees for goods and services, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, except for financing transactions, or awards issued to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers ("Topic 606"). The provisions of this guidance are to be applied using a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified non-employee awards that have not been settled as of the adoption date and (2) equity-classified non-employee awards for which a measurement date has not been established. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company early adopted the provisions of this guidance effective July 2, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flow.

Fair Value

The closing price of our common stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options or warrants granted is estimated as of the grant date using the Cox, Ross & Rubinstein Binomial Tree valuation pricing model. The following range of assumptions in the Binomial option pricing model was used to determine fair value at the years ended below:

	Year ended December 31,
	2020	2019
Weighted-average volatility	327%	182%
Expected term (in years)	1.4	2.4
Risk-free interest rate	.10%	1.62%

Expected volatilities used for award valuation in 2020 and 2019 are based on the Company’s historical prices.

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

For the years ended December 31, 2020 and 2019, there were 83,006,174 and 388,876,859 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2020 we incurred total expenses of $339,632 for research and development. In comparison, during the fiscal year ended December 31, 2019 we incurred total expenses of $290,035 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the years ended December 31, 2020 and 2019 were $5,474 and $17,331 respectively. The costs are included in the sales and marketing expenses on the consolidated statement of operations.

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

NOTE 3 – GOING CONCERN

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

At December 31, 2020 we had a working capital deficiency of $7,090,086 and an accumulated deficit of $34,303,325 and a net loss for 2020 of $2,491,533. These conditions raise substantial doubt about our ability to continue as a going concern for one year after issuance date of the financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$767	$9,906
Less: Allowance for doubtful accounts	-0-	-0-
	$767	$9,906

NOTE 5 – NOTES RECEIVABLE

Our notes receivable at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Notes receivable	$804,300	$804,300
Accrued interest	101,200	52,942
Total	905,500	857,242
Less allowance for doubtful accounts	(905,500)	(857,242)
Notes receivable, net	$-	$-

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity for working capital purposes, of which a total balance of $905,500 is still outstanding including interest as of December 31, 2020 and in default. The secured portion of these loans are 50.3% of the balance of the outstanding balance, for a secured loan balance of $455,215. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated, although the termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. Continuity Logic is not a related party to the Company.

Further, during August 2019, the Company commenced a complaint against Continuity Logic LLC regarding the unpaid balance of the Notes Receivable. Accordingly, the Company created an allowance for doubtful accounts of the entire loan balance and accrued interest against the loans. Further court action is ongoing, while the Company and its legal counsel pursue other collection activities.  Further, we are a Petitioning Creditor in a federal bankruptcy case in the District of New Jersey, whereby our goal is to have a court-appointed Trustee take over the assets of Continuity Logic LLC, as to collect proceeds from Continuity Logic customers.  As we are the only secured lender, as a first priority and perfected lienholder, we are expecting the first $455,215 of proceeds to be released to us, after any court related costs associated with the bankruptcy case.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Equipment	$15,720	$15,720
Furniture & Fixtures	471	471
Less: Accumulated Depreciation	(16,018)	(13,275)
Net Property and Equipment	$173	$2,916

For the year ending December 31, 2020, we accounted for $2,744 of depreciation expense.

NOTE 7 – PREPAID EXPENSES AND INTELLECTUAL PROPERTY: SOFTWARE AND GOODWILL

Prepaid expenses consisted of the following:

	December 31,
	2020	2019
Prepaid Expenses:

Sales Commissions and Severance Advances	$-	$7,696
Unvested Stock Grants (Note 9)	-	525,368
Total Prepaid Expenses	$-	$533,064

	December 31,
	2020	2019
Intellectual Property: Software Code:

Intellectual Property: Software Code	$68,500	$68,500
Less: Accumulated Amortization	(33,027)	(25,687)
Net Intellectual Property: Software Code	$35,473	$42,813

Intangible asset amortization expense on our software code in each of the five succeeding years will amount to approximately $35,473 as we will fully amortize the intellectual property in 2024. For fiscal 2021 through 2024, the amortization period for identifiable intangible assets on our software code is 7 years, with amortization expense of approximately $9,786, $9,786, $9,786 and $6,115 to be recognized, respectively.

A summary of changes in the Company’s goodwill consists of the following during the twelve months ending December 31, 2020 and 2019 respectively:

	December 31,
Intellectual Property: Goodwill:	2020	2019

Goodwill	$13,800	$13,800
Less: Impairment Expense	(5,000)	-
Goodwill	$8,800	$13,800

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2019, the Company determined that the fair value of our goodwill was greater than our book value, and therefore no goodwill impairment charge was recorded in 2019. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2020, the Company determined that the fair value of our goodwill on customer contracts was slightly less than our book value, and therefore we took a $5,000 goodwill impairment charge in the fourth quarter of 2020, as some of our customers did not renew our software licensing and hosing contracts at the end of fiscal year 2020.

NOTE 8 – NOTES PAYABLE

At December 31, 2019, we were indebted under various convertible and non-convertible Notes payable net of debt discount of $853,261 for a total amount of $1,958,382, including related parties notes of $228,692 and non-convertible Notes Payable of $932,586 and excluding $446,404 of accrued interest. At December 31, 2020, we were indebted under various convertible and non-convertible Notes payable net of short-term and long-term debt discount of $398,171 for a total amount of $2,137,842, consisting of short-term related party notes plus accrued interest of $632,832, long-term related party notes plus accrued interest of $163,704, short term non-related party notes of $1,141,957 and long term non-related party notes of $199,349, excluding the SBA/PPP loan. The short-term non-related party notes of $1,141,957 consist of convertible notes of $905,657 and $236,300 of non-convertible notes payable. As of December 31, 2019 and 2020, most short-term notes are in default.

We are also indebted on a COVID-19 SBA loan in the amount of $177,200 which we obtained in 2020 under the federal SBA/PPP program. See Note 13.

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

During August and September 2019, we issued a total of $78,000 in convertible notes sold to three accredited individual investors who purchased these notes from our 2019 private placement, in addition to two noteholders holding $131,392 and $141,000 respectively, convertible notes for the conversion of existing short-term notes to long-term convertible notes to two accredited noteholders. All long-term notes bearing interest at 6% per annum and maturing three years from their purchase with the noteholders having the right to convert these notes into our common stock at a conversion price equal to the lower of $.20 per share or the Volume Weighted Average Price (VWAP) of our common shares for the ten days prior to conversion. The Company recorded a derivative liability on the conversion feature in the notes, utilizing a Black Scholes pricing model, utilizing volatility for the period, closing stock price, conversion price, and the discount rate of a U.S. bond equivalent yield as of December 31, 2019. The convertible note holders also received registration rights related to any future conversion(s) of these Notes to equity.

The Company recorded a gain of $1,212,505 related to the extinguishment of derivative liabilities on notes that were settled and converted during 2019.

In February 2020, we obtained a $78,000 convertible loan with Power Up Lending Group, whereby conversion provisions were only allowed past 180 days of the loan.  This loan was paid back at the end of April 2020, less than three months later. The note had a 12% interest rate, per annum, with prepayment penalty provisions within the first six months.

In April 2020, we obtained a Small Business Administration (“SBA”) long-term loan under the federal COVID-19 Payroll Protection Program (“PPP”) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum, with $1,244 accrued interest at December 31, 2020. The portion of the loan proceeds used for labor, utilities and office costs may be subject to loan forgiveness under the terms of the SBA/PPP program. The balance as of December 31, 2020 of $177,200 is included in the notes payable on the balance sheet.

During July-August 2020, related parties converted outstanding accrued expenses into some of the notes described above. Michael Brown, a director and our former CEO, converted accrued salaries and funds put into the Company into new convertible Notes of $493,597 maturing on June 30, 2021.  Capital Market Solutions, LLC converted its $600,000 of accrued and unpaid consulting fees into a new short-term convertible note, 5% simple interest rate, maturing on July 31, 2021, for a total of $600,000. These related party notes have conversion terms of the greater of $.05 or a 10-day Volume Weighted Average Price (VWAP). (See Notes 9 and 11).

During July 2020, Garry Lowenthal, our former Chief Financial Officer and former Director, who resigned both positions on February 28, 2019, converted outstanding accrued expenses, including unpaid severance pay, pursuant to an Employment Agreement, into a note for $281,054. Another creditor, Rubicon Software Ltd, our outsourced development and technology consulting vendor converted $246,500 of outstanding invoices into a convertible note of $246,500.  Both of these non-affiliate noteholders have conversion terms of the greater of $.05 or a 10-day Volume Weighted Average Price (VWAP), 5% simple interest rate, both maturing on June 30, 2021.

As of December 31, 2019, the Company had $700,845 outstanding in long term convertible notes, which is net of debt discount of $853,261. As of December 31, 2020, the Company had $348,127 outstanding in long term convertible notes net of debt discount of $343,652. The accrued interest on these long-term notes is included in accounts payable and accrued expenses on the balance sheet.

NOTE 9 – CONSULTING CONTRACT WITH AFFILIATE CMS

In April 2019, we entered into a consulting contract with affiliate Capital Market Solutions LLC, a Delaware limited liability company (“CMS”) for a term of one year and providing us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which was recorded as a pre-paid expense and amortized over one year. This consulting contract also provided for a five-year warrant providing CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which we valued at $1,297,570 utilizing a Black Scholes pricing model, with the warrant expense also amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year. The prepaid expense was fully amortized, as of December 31, 2020.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At December 31, 2020 there were 381,923,708 outstanding shares of common stock and no outstanding shares of preferred stock.,

Common Shares Issued in 2019

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

In April 2019 we entered into a one-year consulting contract in consideration for our payment of $50,000 monthly, and issuance of 30 million shares of our common stock and a five-year warrant to acquire an additional 30 million shares for $.20 per share. See foregoing Note 9.

In May 2019 we issued 245,098 restricted common shares valued at $12,500 to our independent director John Bode for three months service on our Board of Directors; in August 2019 we issued him 490,196 restricted common shares valued at $12,500 for three months director services; and in November 2019 we issued him 781,250 restricted common shares valued at $12,500 for three months director services.

In April-May 2019, we issued an aggregate of 3,284,284 shares of our common stock to two noteholders who converted total outstanding Notes in the amount of $51,500, with the conversion price based on specific terms contained in the Notes. In addition, we issued an aggregate of 5,000,000 common shares valued at $222,000 for advisory services to be provided to us during advisory agreements.

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

In August-September 2019, an accredited Noteholder converted $80,162 of outstanding Notes into an aggregate of 2,533,333 common shares, with the conversion price based on specific terms contained in the Notes; and another accredited Noteholder converted a $19,000 portion of an outstanding Note into 2,676,771 common shares.

In October 2019, an accredited Noteholder converted $11,912 portion of an outstanding Note into 2,382,402 common shares; and two Noteholders who are accredited investors converted a total of $28,000 of outstanding Notes into an aggregate of 1,370,000 common shares, with the conversion prices based on specific terms in the Notes.

In November-December 2019, an accredited Noteholder converted a $60,869 portion of an outstanding Note into 4,753,476 common shares, with the conversion price based on specific terms in the Note; accredited Noteholders converted $40,000 notes into 3,067,915 common shares, with the conversion prices based on specific terms of the Notes, and an accredited Noteholder converted $19,386 portion of an outstanding Note into 3,877,237 common shares.

Warrants With Notes – In March 2019 and in connection with a private placement of convertible Notes, we issued three-year stock purchase warrants to five accredited investors to purchase an aggregate of 1,750,000 common shares exercisable at $.20 per share (which warrants were valued under the Black-Sholes model at $59,121 and recorded as a debt discount). The Notes are for a five-year term, bear interest at 6% per annum, and are convertible into common shares at the lower of $.20 per share or the Volume Weighted Average Price (VWAP) per share for the ten days prior to conversion.

Common Shares Issued in 2020

Shares issued for services

Pursuant to independent director agreements, in February 2020 we issued 2,083,333 restricted common shares valued at $12,500 to John Bode, an independent director, for three months service as a director, and in June 2020 we issued him 2,604,167 restricted common shares valued at $12,500 for three months service as a director. Shares were calculated based on the closing stock price for each quarterly period of service.

In August-December 2020 we issued the following restricted common shares for services as a director pursuant to independent director agreements. Shares were calculated based on the closing stock price for each quarterly period of service.

i) 675,676 shares valued at $12,500 to John Bode for three months services from June-August 2020,

ii) 4,791,667 shares valued at $25,000 to Gregory Nagel for six months services from April-September 2020,

iii) 1,420,455 shares valued at $12,500 to John Bode for three months services from September-November 2020,

and iv) 399,361 shares valued at $12,500 to Gregory Nagel for three months services from October-December 2020.

In May 2020, we issued 5,000,000 restricted common shares valued at $14,500 to two accredited investors for advisory services to the Company. The shares were valued based on the closing stock price on date of transaction.

True-up and penalty shares issued

In March 2020 we issued an aggregate of 9,625,000 restricted common shares to twelve accredited investors, which represented True-Up and Penalty shares owed to them pursuant to a 2018-2019 private placement of the Company in which they invested a total of $1,750,000. These shares were valued based on the closing stock price at the date of transactions, with $43,890 valued at $.0057 per share for 7,700,000 shares and $4,813 valued at $.0025 per share for 1,925,000 shares.

Stock sold for cash

In August 2020, incident to a private placement transaction, we received proceeds of $50,000 from an individual private accredited investor, for which we issued 5,000,000 restricted common shares along with a stock purchase warrant to purchase an additional 5,000,000 common shares exercisable at $.10 per share anytime during its two-year term.

Shares issued for note conversions

During 2020, Noteholders who are accredited investors converted outstanding Notes to restricted common stock as follows, with the conversion prices based on specific terms contained in the Notes:

In January 2020, an accredited Noteholder converted a $37,000 portion of an outstanding Note into 4,933,333 shares and another $52,000 portion of an outstanding Note into 6,933,333 shares; and another Noteholder converted $33,452 of outstanding Notes into 4,401,591 shares.

In February 2020, an accredited Noteholder converted a $9,617 portion of an outstanding Note into 2,676,771 shares; another Noteholder converted $16,855 portion of an outstanding Note into 6,985,851 shares.

In March 2020, an accredited Noteholder converted a $42,500 portion of an outstanding Note into 6,062,863 shares; another accredited Noteholder converted a $23,000 portion of an outstanding Note into 6,965,743 shares; and a third Noteholder converted $5,048 of outstanding Notes into 4,589,091 shares.

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

In June 2020, a Noteholder converted a $21,000 portion of an outstanding Note into 5,000,000 shares; and another accredited Noteholder converted a $9,137 portion of an outstanding Note into 2,175,574 shares.

In July 2020, seven Noteholders converted a total of $166,832 of outstanding Notes into an aggregate of 33,218,160 shares, which Note amounts were purchased by them in private transactions from Capital Market Solutions, LLC (“CMS”), the original holder of the Notes and an affiliate of the Company.

In August 2020, two Noteholders converted a total of $94,856 of outstanding Notes into an aggregate of 17,225,263 shares.

In December 2020, two Affiliate Noteholders converted a total of $750,000 of outstanding Notes into an aggregate of 15,000,000 common shares based on a conversion price of $.05 per share. Another non-affiliate Noteholder converted a total of $100,000 of an outstanding Note into 2,000,000 common shares based on a conversion price of $.05 per share.

Also in December 2020, Greentree Financial Group converted $251,297 of an outstanding Note payable debt including interest and default fees into 16,753,133 common shares with the conversion price based on specific terms of the Note.

NOTE 11 – RELATED PARTY TRANSACTIONS

Our two independent directors, John Bode and Gregory Nagel, are each compensated for their services as a director on the basis of $12,500 quarterly, payable each quarter through issuance of restricted common stock of the Company valued at the trading price of such common shares at the end of each quarter. For our fiscal year ended December 31, 2020, Messrs. Bode and Nagel received 6,783,631 shares and 5,191,028 shares, respectively for their services as independent directors of the Company.

In April 2019, we entered into a consulting contract with our affiliate Capital Market Solutions, LLC (CMS) for a term of one year. CMS provided us with management, operational, accounting and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 and a five-year warrant to purchase an additional 30 million common shares at $.20 per share.(See Note 9).

In May 2019, our largest and also a principal shareholder, CMS, entered into a Long-Term Convertible Note with us in the principal amount of $250,000 for the conversion of existing short-term notes, maturing in three years, bearing interest at 6% per annum payable each six months of its term, and being convertible into our common stock at the lesser of $.20 per share or the Volume Weighted Average Price (VWAP) per share during the 10-day period prior to conversion. The Convertible Note also includes three-year warrants to purchase a number of shares equal to the principal amount of the note divided by the conversion price. The exercise price is equal to the conversion price. The Company recorded a derivative liability on the conversion feature in the note and associated warrant liability to the warrants issuable under the agreement. We valued the warrants at $463,174, under our Black Scholes model, to be recorded as a derivative liability for warrants, whereby the associated debt discount is being amortized on a straight-line basis over the term of the warrants, including a cashless exercise provision as defined under the terms of the Note, and CMS also received registration rights related to any future conversion(s) of this Note to equity. In accordance with ASC 470 – Debt, the Company accounted for this as a debt extinguishment since the terms of the debt changed significantly by adding a conversion feature. Accordingly, the Company recorded a loss on debt extinguishment of $189,847.

CMS also has additional short term nonconvertible notes for a total of $76,111 as of December 31, 2020, which have been in default since 2019. Also, an additional short-term note for $82,500 with affiliate MGA Capital LLC and two additional short-term notes for an aggregate of $148,778 with affiliate Ignition Capital, LLC are also in default, as of December 31, 2020, whereby MGA Capital and Ignition Capital are partially owned by our director William Gerhauser.

In December 2020, affiliate CMS (controlled by director William Gerhauser) converted outstanding debt of $500,000 owed to CMS into 10,000,000 shares of our restricted common stock at $.05 per share; and director Michael Brown converted outstanding debt of $250,000 owed to him into 5,000,000 shares of our restricted common stock at $.05 per share.

In January 2021, two affiliate shareholders converted their entire balances (including accrued interest) of certain outstanding Notes totaling $365,130.88 into restricted common shares of the Company based on the conversion price of $.05 per share, including $254,226.77 converted into 5,084,535 shares by director Michael Brown, and $110,904.11 converted into 2,218,082 shares by affiliate CMS (controlled by director William Gerhauser).

NOTE 12 – ACQUISITION TO ENGAGE IN MEDICAL AMBULATORY SURGERY CENTER BUSINESS

In November 2020, the Company acquired 100% of the membership interests of two Florida limited liability companies from Capital Market Solutions, LLC (“CMS”), which are Ft Myers ASC LLC (“Ft Myers ASC”) and ASC SoftDev LLC (“SoftDev”). These two LLCs were organized by CMS in the fall of 2020 to engage in the development and operation of medical Ambulatory Surgery Centers.

CMS is an affiliate of the Company and its largest shareholder, and is controlled by William Gerhauser, a director of the Company. This acquisition and its terms were specifically considered and approved by our two independent and disinterested directors, who also were advised by independent outside legal counsel. Neither Mr. Gerhauser nor any other representative of CMS participated in the vote of our Board of Directors to approve this acquisition. As of December 31, 2020, the Florida LLC’s had no assets or liabilities, and accordingly, the Company has not recorded any assets or liabilities for this transaction.

NOTE 13 – COMMITMENTS & CONTINGENCIES

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

The Company is the plaintiff in a civil lawsuit commenced by us in federal district court in New Jersey, whereby we have sued Continuity Logic LLC to collect approximately $905,500 owed to us for overdue Notes and related interest and costs incident to loans made by us to Continuity Logic in 2018.  Further, we are a Petitioning Creditor in a federal bankruptcy case in the District of New Jersey, whereby our goal is to have a court-appointed Trustee take over the assets of Continuity Logic LLC, as to collect proceeds from Continuity Logic customers.  As we are the only secured lender, as a first priority and perfected lienholder, we are expecting the first $455,215 of proceeds to be released to us, after any court related costs associated with the bankruptcy case.

We currently are not a party to any material legal proceedings against us, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results or financial condition.

NOTE 14 – LEASES

As the Company no longer leases any office, administrative or operational facilities other than a “virtual” office location in Minneapolis on a monthly basis, the Company currently does not have any leases, and accordingly, the Company has not recorded any liabilities on the balance sheet, as of December 31, 2020.

NOTE 15 – INCOME TAXES

At December 31, 2020 and 2019, we had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $22,869,765 and $19,591,225 for Federal and state purposes, respectively. The Federal carryforward for the Net Operating Loss (NOL) for 2010-2017 expires in 2038, while the Federal carryforward NOL for 2018, 2019 and 2020 has no expiration date, and the state carryforward expires in 2023. Given our history of net operating losses, our management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards. Accordingly, we have not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, we adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2020 and 2019, we did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020 and 2019, we have not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Upon any attainment of taxable income by us, our management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2020	2019
Income tax at federal Statutory rate	21.0%	21.0%
Effects of permanent differences	(4.6)%	(3.4)%

Effect of temporary differences	4.6%	3.5%
Effects of state taxes (net of federal taxes)	0%	0%
Change in valuation allowance	(21.1)%	(21.1)%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2020 and 2019, a deferred income tax asset, includes a reserve for the notes receivable of $905,500 and $857,242, respectively, and a cumulative estimated net tax operating loss of $22,869,765 and $19,591,225, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered our operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2020 and 2019.

Utilization of our net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. The Federal carryforward for the Net Operating Loss (NOL) for 2010-2017 expires in 2038, while the Federal carryforward NOL for 2018, 2019 and 2020 has no expiration date, and the state carryforward expires in 2023.

NOTE 16 – WARRANTS

We have the following outstanding warrants to purchase our common stock at December 31, 2019 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average (Remaining Term)	Aggregate Intrinsic Value
Balance December 31, 2018	17,741,569	$0.22	$0.22	$0.23
Granted	54,302,767	0.14
Forfeited or cancelled	(1,681,287)	0.27
Balance December 31, 2019	70,363,049	$0.13	$0.13	$0.14
Granted	5,000,000	0.10
Forfeited or cancelled	(5,185,749)	0.24
Balance December 31, 2020	70,177,300	$0.153	$0.153	$0.162

NOTE 17 – CONCENTRATIONS

For the year ended December 31, 2020 three customers each accounted for more than 10% of our revenues, and for the year ended December 31, 2019 two customers each accounted for more than 10% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

NOTE 18 – SUBSEQUENT EVENTS

Stock issued for conversion of debt - In January – March, 2021, we issued an aggregate of 47,580,214 shares of our common stock to noteholders who converted total outstanding Notes in the amount of $1,501,777, which included Garry Lowenthal who converted the remainder of his Note balance of $187,877 for 3,757,537 shares at $0.05 per share, director Michael Brown who converted his Note balance of $254,226.77 at $.05 per share and affiliates Capital Market Solutions LLC (“CMS”), Ignition Capital, LLC and MGA Holdings LLC (all three entities controlled by director William Gerhauser) which converted as follows: i) CMS Note balance of $110,904.11 at $.05 per share, ii) Ignition Capital Note balance of $165,292 at $0.03 per share, and iii) MGA Holdings Note balance of $98,450 at $0.03 per share.

Stock issued for services - In February 2021 we issued 459,559 restricted common shares to independent director John Bode for quarterly services as a director.

In March 2021, we issued 515,145 restricted common shares to independent director Greg Nagel for quarterly services as a director. We also issued 515,145 restricted common shares to our Chairman and director Michael Brown for quarterly services as a director.  We also issued 515,145 restricted common shares to our director William Gerhauser for quarterly services as a director.

Other subsequent events - On April 6, 2021 we filed an 8-K with the U.S. Securities and Exchange Commission (SEC File No. 000-53929) disclosing on April 1, 2021, the Company entered into a Memorandum of Understanding (“MOU”) with Score, Inc., a Puerto Rico Corporation and Joshua Carmona (“Carmona”), an individual. This agreement concerns the acquisition by Fision Corporation (“Issuer” or “Company” or “Fision”) of 100% of Score, Inc., including its subsidiaries (“Score”). Upon the closing of the transaction, Score will become a wholly owned subsidiary of Fision.

Score, Inc. is an Act 73 company under Puerto Rico law that is in the enterprise software space and currently provides business to business solutions for approximately 100 US companies in the credit repair space. Joshua Carmona owns 100% of the stock in Score, whereby Mr. Carmona owns the Score stock free and clear of all liens and encumbrances of any kind. There are no other classes of stock or ownership in Score.

Score is a duly incorporated Puerto Rico company organized under Act 73 of Puerto Rico law and is in good standing. Score will own 100% of the ownership in VIP Solutions LLC, a subsidiary of Score, and there will be no liens or encumbrances on that ownership at Closing. The sale of Stock to Fision by Carmona will not affect Score’s status as an Act 73 company and all necessary procedures will be followed under Act 73 so that completion of the instant transaction will not affect Score’s status as an Act 73 company. There is no legal impediment to the sale of stock contemplated under this MOU. All corporate actions necessary to approve this MOU and the sale of Score stock have been or will have been taken by the date of Closing. There will be no material change in the operations or financial condition of Score between the signing of this MOU and Closing.

Fision will have 70 days from the signing of this MOU to conduct its due diligence into the operations and finances of Score, in which Score and Carmona will fully cooperate and deliver to Fision or its representative all information about Score Fision or its representatives may request. The closing of the transaction will be contingent on: i) the satisfactory completion of due diligence as determined by Fision in its sole and absolute discretion; ii) the presentation by Score to Fision of its audited financials satisfactory to Fision’s auditors in their sole and absolute discretion; and iii) closing will occur within five (5) business days of the satisfaction of the conditions set forth.

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

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant’s Form 10 filed on 4/6/2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of registrant’s Form 10 filed on 4/6/2010)

10.1	Employment Agreement with Michael Brown, dated July 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.2	Employment Agreement with Garry Lowenthal, dated 7/1/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.3	2011 Stock Option and Compensation Plan, as amended 12/30/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.4	2016 Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed on March 30, 2016)

10.5	Employment Agreement with Wade Anderson (incorporated by reference to Registrant’s Registration Statement on Form S-1 filed on October 31, 2016)

10.6	Employment Agreement with Jason Mitzo, Chief Revenue Officer (filed with 2017 10-K Report)

10.7	Agreement to Acquire Two Florida LLCs for Ambulatory Surgery Center Business (incorporated by reference to Registrant’s Current Report on Form 8-K filed with SEC on November 19, 2020)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: April 15, 2021	By:	/s/ Michael P. Brown
Michael P. Brown
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2021	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board (principal executive officer)

Dated: April 15, 2021	By:	/s/ Michael P. Brown
Michael P. Brown
Director, Chairman of the Board
(principal financial and accounting officer)

35