Form 10-Q
period 2021-03-31
FISION Corp
filed 2021-05-19
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes    ☒ No

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 440,153,287 shares of common stock are outstanding as of May 19, 2021.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,556	$7,504
Accounts receivable, net	10,946	767
Notes Receivable, net of allowance for doubtful accounts (See Note 5)	-	-
Total Current Assets	13,502	8,271

Property and equipment, net	$-	$173

Other Assets:
Goodwill	8,800	8,800
Intellectual property/software code, net of accumulated amortization	30,580	35,473
Deposits	206	206
Total Assets	$53,088	$52,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,040,823	$983,789
Derivative liability	814,226	4,251,179
Current portion of long-term debt: SBA/PPP Loan	88,600	88,600
Notes payable and accrued interest - related party, net of debt discount of $0 and $20,951 respectively	69,500	632,832
Notes payable, net of debt discount of $13,912 and $33,568 respectively	926,510	1,141,957
Total Current Liabilities	2,939,659	7,098,357

Long-Term Liabilities:
Long-Term SBA/PPP Loan	88,600	88,600
Long-Term Convertible Notes Payable and accrued interest - related party, net of debt discount of $0 and $67,963 respectively	-	163,704
Long-Term Convertible Notes Payable, net of debt discount of $36,777 and $130,816 respectively	102,223	199,349
Total Long-Term Liabilities	190,823	451,653

Total Liabilities	3,130,482	7,550,010

Contingencies and Commitments (See Note 9)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 431,508,916 and 381,923,708 shares issued and outstanding, respectively	43,150	38,192
Additional paid in capital	28,314,866	26,768,046
Accumulated deficit	(31,435,410)	(34,303,325)
Total Stockholders' Deficit	(3,077,394)	(7,497,087)
Total Liabilities and Stockholders' Deficit	$53,088	$52,923

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUE	$60,965	$104,044

COST OF GOODS SOLD	25,283	28,732

GROSS MARGIN	$35,682	$75,312

OPERATING EXPENSES
Sales and Marketing	3,520	1,949
Development and Support	52,420	108,394
General and Administrative	151,378	810,614
TOTAL OPERATING EXPENSES	$207,318	$920,957

OPERATING LOSS	$(171,636)	$(845,645)

OTHER INCOME / (EXPENSES)
Amortization expense, interest expense, and amortization of debt discount	(589,604)	(443,905)
Gain on change in fair value of derivative liabilities	2,190,076	1,396,698
Gain (loss) on extinguishment of debt / gain (loss) on settlement of debt	1,439,079	(28,595)
Bad debt expense on notes receivable	(12,065)	(12,065)
Other income (expenses)	12,065	12,065
TOTAL OTHER INCOME (EXPENSES)	$3,039,551	$924,198

NET INCOME (LOSS)	$2,867,915	$78,553

Net income (loss) per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	414,728,633	193,786,582
Diluted	441,076,853	770,100,769

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021
(Unaudited)

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Stock issued for services	2,083,333	208	12,292		12,500
Stock issued for true-up and penalty shares	9,625,000	963	47,740		48,703
Warrants/Options granted for services	-	-	324,392	-	324,392
Conversion of notes payable and accrued interest/expenses	102,044,226	10,204	635,943		646,147
Net income				78,553	78,553
Balance, March 31, 2020	249,438,540	$24,944	$25,128,631	$(31,733,239)	$(6,579,664)

Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

Stock issued for services	2,004,994	200	49,800		50,000
Conversion of notes payable and accrued interest/expenses	47,580,214	4,758	1,497,020		1,501,778
Net income				2,867,915	2,867,915
Balance, March 31, 2021	431,508,916	$43,150	$28,314,866	$(31,435,410)	$(3,077,394)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income for the Period	$2,867,915	$78,553
Net cash used in operating activities:
Common stock issued for services	50,000	336,892
Amortization of pre-paid stock issued	-	525,368
Depreciation and amortization	5,066	3,133
True-up and penalty shares issued	-	48,703
Gain on change in fair value of derivative liabilities	(2,190,076)	(1,396,698)
Loss (gain) on extinguishment of debt/gain on settlement of debt	(1,439,079)	28,596
Bad debt expense	12,065	12,065
Amortization of debt discount	544,577	50,722
Change in interest receivable	(12,065)	(12,065)
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	(10,179)	6,850
Customer contracts – unrecognized revenue	-	(39,000)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	111,083	269,471
Net Cash Used in Operating Activities	(60,693)	(87,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	55,000	75,000
Proceeds from related party notes and line of credit	745	-
Repayments for related party notes and line of credit	-	(2,100)
Net Cash Provided by Financing Activities	55,745	72,900

Net (Decrease) Increase in Cash	(4,948)	(14,510)

Cash at Beginning of Period	7,504	14,510
Cash at End of Period	$2,556	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Conversion of debt and accrued interest to common stock	$1,501,778	$694,850
Prepaid stock issuance	$-	$532,368
Common stock issued for services	$50,000	$12,500
Accrued Interest increasing notes receivable	$12,065	$12,065
Derivative liability write-off related to conversions	$1,246,877	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FISION Corporation, a Delaware corporation (the “Company”) was incorporated under a former name on February 24, 2010 and was inactive until December 2015 when it merged with Fision Holdings, Inc., an operating business based in Minneapolis, Minnesota. As a result of this reverse merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated in Minnesota in 2010, and has developed and commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company generates its revenues primarily from software licensing contracts typically having terms of from one to three years and requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

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

Although these interim consolidated financial statements for the three-month periods ended March 31, 2021 and 2020 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2021 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future period.

These unaudited interim consolidated financial statements should be read and considered in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K filed with the SEC on April 15, 2021.

Principles of Consolidation

These consolidated interim financial statements include the accounts of FISION Corporation, a Delaware corporation, and its wholly-owned Minnesota subsidiary Fision Holdings, Inc, a Minnesota corporation. All material intercompany transactions and balances have been eliminated in consolidation.

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

The most significant areas requiring management judgment, and which are susceptible to possible later change include our allowance for doubtful accounts, valuations of property and equipment and intangible assets, stock-based compensation, fair value of financial instruments, derivative liabilities, impairment of long-lived assets, and the valuation allowance for deferred income taxes.

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2020 and the three months ended March 31, 2021, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the three months ended March 31, 2021, three customers exceeded 10% of our revenues, including one for 49% of revenues, one for 30% of revenues, and one for 12 % of revenues. We face the material risk factor that a significant reduction for any reason in the use of our software solutions by one of these major customers may harm our business materially.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application will have a material impact on its consolidated financial statements. As of March 31, 2021, the Company had no leases, and pays for a virtual office on a month-to-month basis.

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

	For the three months ended March 31,
	2021	2020
Net income (loss)	$2,867,915	$78,553
Adjustments for diluted earnings:
Income (Loss) per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average shares outstanding:
Basic	414,728,633	193,786,582
Diluted	441,076,853	770,100,769

For the three months ended March 31, 2021 and March 31, 2020, there were 26,348,220 and 576,314,187 potentially dilutive securities respectively, included in the calculation of weighted-average shares outstanding, relating to terms of certain convertible notes.

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

At March 31, 2021 we had a working capital deficiency of $2,926,157 and an accumulated deficit of $31,435,410 and the Company had an operating loss of $171,636 for the three months ended March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We are in the process of developing and acquiring new business opportunities and raising funds to support such activities to obtain increased revenues, and otherwise addressing our ability to continue as a going concern. Our management believes that if we can succeed in raising substantial additional capital to implement and support such new activities, we will be able to generate material increased revenues and continue as a going concern. Unless we can raise significant additional working capital, however, we most likely will be unable to continue our business and operations as a going concern.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2021:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$814,226

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value Dec 31, 2020	Additions	Change in fair Value	Extinguishment	Fair Value Mar 31, 2021

Derivative liability	$4,251,179	$-	$(2,190,076)	$(1,246,877)	$814,226

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expensed in these financial statements. We also recognized a gain on extinguishment of debt of $1,246,877 during the period ending March 31, 2021.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0095-.05
Expected Volatility	153%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.03%-0.10%
Expected dividends	-

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

NOTE 4 – ACCOUNTS RECEIVABLE

Our accounts receivable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	Dec. 31, 2020
Accounts receivable	$10,946	$767
Less: Allowance for doubtful accounts	-0-	-0-
Accounts Receivable, net of allowance for doubtful accounts	$10,946	$767

NOTE 5 – NOTES RECEIVABLE

The Company had no notes receivable balance, due to an allowance for doubtful accounts, at March 31, 2021 and December 31, 2020.

	March 31, 2021	Dec. 31, 2020
Notes receivable	$804,300	$804,300
Accrued interest	113,264	101,200
Total	$917,564	$905,500
Less allowance for doubtful accounts	(917,564)	(905,500)
Notes receivable, net	$-	$-

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity Logic for working capital purposes, of which a total balance including accrued interest of $917,564 is still outstanding and in default as of March 31, 2021, with a secured loan balance of $460,447. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger does not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company, and in 2019 the Company commenced a Complaint against Continuity Logic LLC regarding the unpaid balance of these Notes Receivable. Continuity Logic is not a related party to the Company.

Court action is ongoing, while we also pursue reasonable collection activities. Due to the uncertainty of obtaining payment for these Notes, however, the Company has created an allowance for doubtful accounts of the entire amount of this Continuity Logic receivable, resulting in no balance being recorded in our outstanding Notes Receivable. Continuity Logic, LLC is not a related party to the Company. Further court action is ongoing.

Additionally, the Company as a Petitioning Creditor has participated in an involuntary bankruptcy petition for Continuity Logic LLC, in order to expedite the collection efforts, and to appoint a Trustee in the United States Bankruptcy Court, District of New Jersey to oversee all collection matters. Since we are the only secured lender, as a first priority and perfected lienholder, we expect the first $460,447 of collected proceeds to be released to us less any bankruptcy court related costs.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consist of the following at March 31, 2021 and December 31, 2020.

	March 31, 2021	Dec. 31, 2020
Equipment	$15,720	$15,720
Furniture & Fixtures	471	471
Less: Accumulated Depreciation	(16,191)	(16,018)
Net Property and Equipment	$-	$173

For the period ending March 31, 2021, we accounted for $173 of depreciation expense.

NOTE 7 – INTELLECTUAL PROPERTY: SOFTWARE AND GOODWILL

	March 31, 2021	Dec. 31, 2020
Intellectual Property: Software Code	$68,500	$68,500
Less: Accumulated Amortization	(37,920)	(33,027)
Net Intellectual Property: Software Code	$30,580	$35,473

Intangible asset amortization expense on our software code in each of the five succeeding years will amount to approximately $30,580 as we will fully amortize the intellectual property in 2024. For fiscal 2021 through 2024, the amortization period for identifiable intangible assets on our software code is 7 years, with amortization expense of approximately $9,786, $9,786, $9,786 and $6,115 to be recognized, respectively.

A summary of changes in the Company’s goodwill consists of the following during the three months ending March 31, 2021 and December 31, 2020:

Intellectual Property: Goodwill:	March 31, 2021	Dec. 31, 2020

Goodwill	$8,800	$13,800
Less: Impairment Expense	-	(5,000)
Goodwill	$8,800	$8,800

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2020, the Company determined that the fair value of our goodwill on customer contracts was slightly less than our book value, and therefore we took a $5,000 goodwill impairment charge in the fourth quarter of 2020, as some of our customers did not renew our software licensing and hosing contracts at the end of fiscal year 2020. The Company did not take any goodwill impairment expense during the three month’s ending March 31, 2021.

NOTE 8 – NOTES PAYABLE

At March 31, 2021, we were indebted under various Notes Payable with interest rates of 1% to 15%, including a COVID-related PPP SBA loan of $177,200, current related party short term Notes payable of $69,500, current Notes payable, mostly in default, of $926,510 net of debt discount of $13,912, and long-term Convertible Notes Payable, having a long-term debt discount amount of $36,777, resulting in a balance of $102,223.

During the quarter ended March 31, 2021, related parties converted outstanding notes payable and accrued interest in the total amount of $732,525 into common stock of the Company. See Note 11.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In 2019, we entered into a consulting contract with Capital Market Solutions LLC, a Delaware limited liability company (“CMS”), an affiliate, under which for a term of one year, CMS provided us with management, operational, and financial services in consideration for our payments to CMS of $50,000 monthly along with issuance to CMS of 30 million shares of our common stock which we valued at $1,797,000 based on the closing stock price on the date of the transaction, which was recorded as a pre-paid expense and amortized over one year. This consulting contract also provided for a five-year warrant granting CMS the right to purchase an additional 30 million shares of our common stock exercisable at $.20 per share, which warrant we valued at $1,297,570 with the warrant expense amortized as consulting expense on a straight-line basis over the term of the consulting agreement of one year. As of March 31, 2020, except for the outstanding warrant, the one-year term and all other provisions of this CMS consulting agreement expired.

COVID-19 -- Management of the Company has concluded that the COVID-19 outbreak in 2020 has had and may continue to have a material impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have and/or has had an impact on the operations of the Company that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company. The Company continues to monitor the impact of this pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

NOTE 10 -- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2021 there were 431,508,916 outstanding shares of common stock and no outstanding shares of preferred stock.

Director Services - During the first quarter ended March 31, 2021, we issued a total of 2,004,994 restricted common shares valued at $50,000 to our four directors for their quarterly management services as a director, including 459,559 shares valued at $12,500 to director John Bode, 515,145 shares valued at $12,500 to director Michael Brown, 515,145 shares valued at $12,500 to director William Gerhauser, and 515,145 shares valued at $12,500 to director Greg Nagel.

Note Conversions - During the first quarter ended March 31, 2021, Noteholders who are accredited investors converted their outstanding Notes and related interest totaling $1,501,778 into an aggregate of 47,580,214 shares of restricted common stock, including: i) Garry Lowenthal converting his Note balance of $187,877 at $.05 per share into 3,757,537; ii) director Michael Brown converting his Note balance of $254,227 at $.05 per share into 5,084,535 shares; iii) affiliate Capital Market Solutions LLC (controlled by Mr. Gerhauser) converting its Note balances of $214,556 at $.05 per share into 4,291,122 shares; iv) affiliate Ignition Capital (also controlled by Mr. Gerhauser) converting its Note balance of $165,292 at $.03 per share into 5,509,733 shares; v) affiliate MGA Holdings (also controlled by Mr. Gerhauser) converting its Note balance of $98,450 at $.03 per share into 3,281,667 shares; and vi) remaining noteholders converting aggregate Note balances of $581,375 into 25,655,620 shares.

NOTE 11-- RELATED PARTY

During the three months ended March 31, 2021 we issued a total of 2,004,994 shares of our restricted common stock to our four directors for director services. See above Note 7.

Incident to Note Conversions during the first quarter ended March 31, 2021, certain related party Noteholders converted an aggregate of $732,525 of their Notes and accrued interest into 18,167,057 shares of our common stock. See above Note 10.

NOTE 12 – COVID-19 LOAN

In April 2020, we obtained an SBA long-term loan under the federal COVID-19 Payroll Protection Program (PPP) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum. The portion of the loan proceeds used for labor, office costs and utilities may be subject to loan forgiveness under the terms of the SBA/PPP program.

NOTE 13 – SUBSEQUENT EVENTS

As of the date of this interim report, the following material subsequent events occurred after March 31, 2021.

Exercise of Warrants - In April 2021, two warrant holders who are accredited investors exercised their outstanding Common Stock Purchase Warrants at an exercise price of $.025 per share, thereby purchasing a total of 8,644,371 shares of our common stock for total proceeds to us of $216,109.

MOU to Acquire Score Inc. – On April 1, 2021 we entered into a Memorandum of Understanding (MOU) with Score, Inc. and its 100% owner Joshua Carbona to acquire Score Inc. For a description of the material terms of this MOU, see the section titled “Pending Acquisition of Score, Inc.” set forth in Item 2 of this quarterly report on Form 10-Q. Also, this transaction was disclosed in a Current Report on Form 8-K filed with the SEC on April 6, 2021, which included as Exhibit 10.l a full copy of the MOU.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are certain statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Status of the Company

In order to fund and conduct our business over the past few years, we have relied significantly on working capital obtained from private sales of our equity and convertible debt securities to various accredited investors. Due primarily to our continued operating losses for several years, it has been difficult in raising substantial working capital as needed to support our business plan for future growth.  We have also recently in this reporting period ending March 31, 2021, we have received proceeds from the exercise of certain warrants from existing warrant holders of the Company.

During most of 2019 and until March 2020, our executive management consisted primarily of two persons who are partners of our major affiliate and principal shareholder, Capital Markets Solutions, LLC (“CMS”), and who served us on an interim basis under the terms of a Consulting Agreement between us and CMS. This Consulting Agreement expired in March 2020, and the two CMS partners acting as our interim executive management then resigned as executive officers and directors of the Company. Since April 2020, our management has consisted of four directors, Michael Brown, John Bode (independent), William Gerhauser and Gregory Nagel (independent), with Michael Brown also acting as our principal executive and financial officer.

After the termination of the Continuity Logic LLC merger in early 2019, and for the past two years, our primary business operations focused on supporting our current customer base, in addition to enhancing our Fision software platform, and also improving our financial position. We also added Alistair Hancock, CEO of Rubicon Software Ltd, as our acting Chief Technology Officer in September 2019.  Rubicon Software Ltd is a U.K. based company providing experienced IT solutions and services. This IT outsourcing relationship has allowed us to enhance our professional services to our existing customers and new customers we may acquire.

Completed Acquisition to Engage in Ambulatory Surgery Center (ASC) Business

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

Fort Myers ASC was formed for the purpose of owning and operating in Ft. Myers, Florida an Ambulatory Surgery Center, a medical facility specializing in elective same-day or outpatient surgical procedures, not including emergency surgery.

We anticipate opening the Ft Myers Ambulatory Surgery Center for commercial operations during the second quarter of 2022.

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

Pending Acquisition of Score, Inc.

On April 1, 2021, through a Memorandum of Understanding (MOU) between the Company, Score, Inc., a Puerto Rico corporation (“Score”) and Joshua Carmona (Carmona”) (100% owner of Score), we agreed to acquire Score based on the following material terms of this MOU. Upon the anticipated closing of this acquisition, Score will become a wholly-owned subsidiary of the Company.

Score, Inc. is a Puerto Rico corporation in good standing, and is engaged in the enterprise software industry where it provides business-to-business solutions in credit repair for approximately 100 US companies. Score owns 100% of its significant subsidiary VIP Solutions LLC. Joshua Carmona owns 100% of all equity stock of Score, free and clear of all liens and encumbrances.

Score is an Act 73 company under Puerto Rico law, and our acquisition of Score will be conducted to ensure that Score maintains this important Act 73 status after becoming our subsidiary. Under the terms of the MOU, all corporate actions and due diligence for this acquisition of Score must be completed by the Closing, and there cannot be any material change in the operations or financial condition of Score until the Closing. The Company has 70 days from the date of the MOU to conduct full due diligence on the operations and financial condition of Score.

The Closing of this Score acquisition is contingent upon: i) the satisfactory completion of due diligence as determined and approved by Fision; ii) the presentation and delivery by Score to Fision of audited financial statements of Score satisfactory to Fision’s auditors; and iii) the Closing occurring within five (5) business days of conditions i) and ii) being satisfied. Upon Closing, Fision will provide to Score at least $500,000 during the 18 months following Closing, to be used as working capital for software development and integration, and marketing expenses, including adding additional employees. We anticipate such funding will among other things support integration of the Fision and Score software platforms to allow them to be marketed jointly.

In consideration for acquiring Score, we will issue and deliver to Carmona a Senior Secured Convertible Promissory Note in the principal amount of $500,000, convertible into common stock of the Company at the higher conversion price of USD $.05 per share or the volume weighted average price (VWAP) over the last 10 trading days prior to conversion. By March 31, 2023, we also will issue and deliver to Carmona an unsecured promissory note in an amount equal to Score’s average gross annual revenue for calendar years 2021 and 2022, convertible into our common stock at $.20 per share but not for more than 10 million shares. Also, upon Closing, Carmona will become a member of our Board of Directors and he has agreed to serve as our Chief Operating Officer (COO), being compensated at any annual rate of $50,000, with quarterly payments of $12,500 paid through issuance of our restricted common stock to Carmona based on the closing price of such stock on the last trading day of each quarter.

The complete MOU for this Score acquisition was filed April 6, 2021 with the SEC as Exhibit 10.1 of Form 8-K.

Significant Improvement of Our Financial Position

Since 2019, much of our management efforts have been focused toward improving our balance sheet and overall financial position, in order to increase our ability to raise additional capital and also to enhance our status as a prospective merger partner with an operating company. We believe we have successfully accomplished this goal based on the following and other matters:

i) Debt to Equity - Most important for this improvement of our financial position, we successfully converted a majority of our outstanding Notes Payable and their accrued interest into common stock of the Company. These Notes Payable conversions totaled $4,788,692 including $1,198,106 converted in 2019, $2,088,809 converted in 2020, and $1,501,777 converted in the recent quarter ended March 31, 2021. Just recently, our outstanding current short-term Notes Payable have decreased substantially from $1,863,389 as of December 31, 2020 to $1,084,610, as of March 31, 2021, net of debt discounts.

ii) These many debt conversions have substantially reduced our required interest payments. For example, our interest expenses for 2020 were $983,789 compared to interest expenses for 2019 of $2,155,065, and our interest expenses for the recent first quarter period ended March 31, 2021 were $45,027 compared to interest expenses for the first quarter ended March 31, 2020 of $390,737.

iii) These debt conversions of Notes Payable also resulted in substantial reductions of related Derivative Liabilities recorded as current liabilities on our balance sheet. For example, our Derivative Liabilities were recorded as $4,251,179 as of December 31, 2020 as compared to $814,226 as of March 31, 2021.

iv) Total Liabilities – We have reduced our total liabilities substantially from $7,550,010 as of December 31, 2020 to $3,130,482 as of March 31, 2021.

Background of Company

FISION Corporation (the “Company”) was incorporated in Delaware in 2010 under a former name and conducted no active business operations until December 2015 when the Company merged with Fision Holdings, Inc., (“Minnesota Fision”) an operating Minnesota corporation based in Minneapolis. As a result of this 2015 Merger, Fision Holdings, Inc. became our wholly-owned subsidiary, and control of the Company was acquired by the pre-merger shareholders of Fision Holdings, Inc.

In connection with this 2015 Merger, we issued an aggregate of 28,845,090 shares of our common stock to the former shareholders of Minnesota Fision, and also issued derivative securities to holders of Minnesota Fision outstanding options and warrants. As a result of this 2015 Merger, our pre-merger shareholders including their pre-merger derivative securities held less than five percent (5%) of our total combined post-merger outstanding common stock. The 2015 Merger was accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota Fision subsidiary was the acquirer, and the Delaware parent was the acquired company.

In May 2017, we acquired substantially all the assets of Volerro Corporation, a Delaware corporation based in Minneapolis and engaged in the development and marketing of proprietary cloud-based “content collaboration” software services.

When used in this report, the terms “the Company,” “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and our wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including its Volerro software services).

Termination of Continuity Logic Merger - In late 2018 the Company entered into a Merger Agreement with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger which would have resulted in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. A key provision of this Continuity Logic Merger provided that the parties and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and also that the merger be completed by December 31, 2018. Although the Company and Continuity Logic conducted extensive due diligence regarding this merger during the last few months of 2018, they were unable to raise or receive future commitments from investors to provide sufficient capital to support the projected post-merger combined business operations of both companies. Accordingly, in February 2019 Continuity Logic terminated this merger since it was not consummated by December 31, 2018 as well as insufficient working capital being available to sustain projected post-merger business operations. The Company no longer has any relationship or involvement with the business operations or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, which loans have been long overdue and are still outstanding in the total amount as of March 31, 2021 of $460,447 including accrued interest. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger does not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. Although we have commenced legal proceedings to attempt to collect the overdue principal and interest owed to us by Continuity Logic on these Notes, the Company took a reserve as of December 31, 2019 for the entire principal plus accrued interest against these notes receivables.

Incident to legal proceedings relating to Continuity Logic, we also are a Petitioning Creditor in a New Jersey federal bankruptcy court to have a court-appointed Trustee take over the assets of Continuity Logic and collect proceeds from its customers for the benefit of its creditors. Since we are the only secured lender of Continuity Logic, and thus a first priority and perfected lienholder, we expect the first $460,447 of any such proceeds to be released to us less any court-related costs associated with the bankruptcy case.

Contemplated Business Combination

We have been seeking a merger or other business combination, with our chosen target being an established private software services company which could be complementary with our Fision business and structure. We believe such a merger would be very beneficial to such a private entity due to our public company status, our large tax loss position, our commercially developed proprietary Fision software platform, our customer base, and other benefits. We intend to target and pursue such a merger only with one or more private entities having material and growing revenues.

Fision Platform Overview

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

We derive our revenues primarily through recurring revenue payments from customers having software licensing contracts with terms of one to three years, and requiring monthly fees based on the customer’s number of users and locations where used. A substantial majority of our revenues are recurring, due to the nature of our licensing contracts. We currently have written license contracts with six (6) customers actively using our Fision platform in their marketing and sales operations.

Our typical customer implementation process includes integrating our cloud-based Fision platform with the marketing infrastructure of the customer, initiating and conducting customer training, and providing marketing development support while our Fision platform is being actively launched by the customer. We also continue to offer technical and maintenance support after implementation.

Our current and former customer base has ranged across diverse industries of all sizes, including banks and other financial enterprises, insurance companies, hotels and other hospitality businesses, healthcare and fitness companies, retailers, software and other computer technology companies, product manufacturers, and tele- communications companies.

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

We regard the hosting of our software applications, the ready digital interface with our customers, and the storage of unlimited customer data with our premier cloud provider as being significant to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our Fision software solutions to our customers than we could perform in any event.

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

We believe that our past marketing focus toward large enterprises was relatively effective, since during 2018-2019 we closed and implemented material contracts with, and are receiving recurring revenues from, several large enterprise companies. Unfortunately, the increased length of time of our sales cycle necessary to sell to large enterprises has been substantially more expensive and much longer than we earlier incurred while selling primarily to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a material decline in our revenues during the past few years. Accordingly, we failed to raise enough working capital to support and continue the substantial marketing resources and time necessary to secure enough large enterprise customers to achieve material increased revenues. We currently are attempting to raise the substantial capital necessary to launch an effective marketing campaign including obtaining whatever personnel and other resources are needed to properly address and sell our software services to additional large enterprise customers. There is no assurance that such funds will be available to us in the future.

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

Employees and Properties

We currently have several independent contractors to perform most of the necessary activities of the Company.

 We have been conducting our current business and operations under a short-term lease from a temporary “virtual” office in Minneapolis which provides us with telephone, mail and basic conference facilities adequate for our current activities, as well as storage of certain computers, hardware servers, software assets and other technology development and office equipment, furniture and supplies owned by us. We do not own any real estate. However, the Company intends to establish an office in Florida, to assist in the development of the Ambulatory Service Center, sometime in the near future.

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

Marketing Model – Our products and services have been marketed and sold in the agile marketing software segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based Fision marketing software platform.

Prior to 2020, we marketed, sold, and licensed our proprietary software products through a direct sales force including management, and also through independent national sales agencies who sold (licensed) our branded software products as agents being paid commissions based on their actual sales. Since then, we have lacked sufficient available working capital to hire and support marketing/sales personnel or agents, and to provide them with adequate resources, and accordingly we have not conducted any material marketing and sales activities since 2019.

Intellectual Property (IP) Protection

We have committed substantial attention and resources toward obtaining patent and trademark rights and otherwise protecting our trade secrets, development know-how technology, trademarks, trade names, patent rights and other proprietary intellectual property (IP). Our IP protection includes written provisions relating to non-compete, non-recruit, confidentiality, and invention assignments as applicable with employees, vendors, sales agents, consultants, and others.

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

Litigation

See Note 5 of our interim financial statements included in this quarterly report for disclosure regarding our recent legal proceedings to collect a substantial amount of Notes Receivable owed to us by Continuity Logic LLC.

From time to time, we have been subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings against us, nor are we aware of any material pending or threatened litigation against or involving us.

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

Cost of Goods Sold -- Cost of goods sold primarily represents third-party hosting, data storage and other services provided by Microsoft’s Azure Cloud service, as well as certain other expenses directly related to customer access and use of our marketing software platform. Cost of goods sold relating to our cloud services is recognized monthly.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenue -- Revenue was $60,965 for the quarter ended March 31, 2021 compared to revenue of $104,044 for the quarter ended March 31, 2020, which decrease in revenue in the 2021 first quarter compared to the 2020 first quarter was primarily because of decreased use by established customers of our Fision software platform due to the COVID-19 pandemic.

Cost of Goods Sold – Cost of goods sold for the quarter ended March 31, 2021 was $25,283 (41.5% of revenue) compared to cost of goods sold of $28,732 (27.6% of revenue) for the quarter ended March 31, 2020, basically the same amount for these two quarterly periods.

Gross Margin – Gross margin for the quarter ended March 31, 2021 was $35,682 compared to $75,312 for the quarter ended March 31, 2020. Gross margin as a percentage of revenue was 58.5% for the first quarter of 2021 compared to 72.4% of revenue for the first quarter of 2020.

Operating Expenses – Operating expenses for the quarter ended March 31, 2021 were $207,318 compared to those of $920,957 for the quarter ended March 31, 2020. Sales and marketing expenses for the quarter ended March 31, 2021 were $3,520 compared to $1,949 for the quarter ended March 31, 2020, which small expense amount during both quarterly periods was due to having no marketing/sales personnel or material marketing activities. Development and support expenses for the quarter ended March 31, 2021 were $52,420 compared to $108,394 for the quarter ended March 31, 2020, which decrease in the first quarter of 2021 was due primarily to completion of certain software development projects prior to the first quarter of 2021. General and administrative expenses for the quarter ended March 31, 2021 were $151,378 compared to $810,614 for the quarter ended March 31, 2020, which substantial decrease in the 2021 first quarter was primarily due to no longer having any consulting and advisory services in the first quarter of 2021.

Operating Loss -- Operating loss for the quarter ended March 31, 2021 was $171,636 compared to $845,645 for the quarter ended March 31, 2020, which substantially decreased operating loss for the first quarter of 2021 was primarily due to substantial decreases in general and administrative expenses.

Other Income / (Expenses) – Other income/(expenses) for the quarter ended March 31, 2021 was income of $3,039,551 (consisting of $2,190,076 of gain on change in fair value of derivative liabilities, $1,439,079 gain on extinguishment of debt and other income of $12,065, offset by $(45,027) of debt interest, debt amortization expense of $(544,577), and $(12,065) of bad debt expense, compared to other income/(expenses) of income of $924,198 for the quarter ended March 31, 2020 (consisting of $1,396,698 of gain in fair value of derivatives and other income of $12,065, offset by debt interest of $(390,737), debt amortization expense of $(53,168), debt settlement loss of $(28,595) and $(12,065) of bad debt expense. The substantial increase in other income in the 2021 first quarter was due primarily to a substantially increased recorded accounting gain in fair value of derivatives when compared to such derivative gain recorded in the 2020 first quarter.

Net Income – Our net income for the quarter ended March 31, 2021 was net income of $2,867,915 compared to net income of $78,553 for the quarter ended March 31, 2020, which substantial increase for the 2021 first quarter was primarily due to the much larger accounting gain on change in fair value of derivative liabilities and gain on extinguishment of debt recorded in the 2021 first quarter as compared to such gain recorded in the 2020 first quarter.

Liquidity and Capital Resources

Our revenues have decreased over the past few years, and accordingly our financial condition and future prospects critically depend on our access to financing in order to continue our operations. Much of our cost structure for our Fision marketing software platform is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. We will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance, or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

As of March 31, 2021, we had total current liabilities of $2,939,659 including accounts payable and accrued expenses of $1,040,823, short-term Notes Payable of $996,010 (net of short-term debt discount of $13,912), derivative liabilities of $814,226, and the current portion of a long-term SBA/PPP loan of $88,600. In addition, we had long-term liabilities of $102,223 as of March 31, 2021, net of debt discount of $36,777 and the long-term portion of the SBA/PPP loan of $88,600.

Currently, as of the date of this filing, we have approximately $60,000 cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime in June, 2021. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity, cash from exercise of warrants, or debt (including convertible debt) securities, and loans from affiliates, banks, or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or may even fail.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to accomplish. Over the past few years, we have continued to incur substantial losses without any increase in revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our revenues, we have financed our operations to date through various means including loans from management, affiliates, and other private lenders; stock-based compensation issued to employees, outsourced software developers, consultants, and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and equity sales of our common stock and convertible Notes.

Net Cash Used in Operating Activities – During the three months ended March 31, 2021, we used net cash in operating activities of $60,693 compared to $87,410 of net cash used in operating activities in the three months ended March 31, 2020.

Net Cash Used in Investing Activities – There were no investing activities in either of the three-month periods ended March 31, 2021 and March 31, 2020.

Net Cash Provided By (Used in) Financing Activities -- During the three months ended March 31, 2021, we were provided with net cash in financing activities of $55,745 including proceeds of $55,000 short-term debt and $745 from our line of credit. In comparison, during the three months ended March 31, 2020, we were provided net cash by financing activities of $72,900 including proceeds of $75,000 from issuance of notes payable offset by $2,100 paid on a line of credit.

Convertible Note Financing

A majority of our financing during the past couple years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; we raised a total of $964,000 from convertible debt financing in 2019; we raised a total of $75,000 from convertible debt financing in 2020; and we raised a total of $55,000 from non-convertible debt financing in the period ending March 31, 2021.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the three months ended March 31, 2021, we incurred an operating loss of $(171,636) and for the year ended December 31, 2020 we incurred an operating loss of $(1,193,004). And our accumulated deficit as of March 31, 2021 is $31,435,410. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2021, or as of the date of this report.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Moreover, the design of any disclosure controls and procedures is based in large part upon certain assumptions regarding the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

Our management will apply its best judgment in evaluating the cost-benefit relationship of any disclosure controls and procedures adopted by us. The design of our disclosure controls and procedures must reflect the fact that we will face personnel and financial restraints for some time, and accordingly the benefit of such controls must be considered relative to their costs.

Our principal executive officer/principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on his evaluation as of the end of the quarterly period covered by this report, he has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management and principal officers to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the first quarter of our fiscal year ended March 31, 2021 are as follows:

Director Services - In the first quarter ended March 31, 2021, we issued a total of 2,004,994 restricted common shares to our four directors in consideration for director services provided by them valued at $50,000.

Note Conversions – During the three months ended March 31, 2020, Noteholders who are accredited investors converted outstanding Notes in the aggregate amount of $1,501,778 into a total of 47,580,214 restricted common shares.

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

FISION Corporation

Dated: May 19, 2021	By:	/s/ Michael Brown
Michael Brown
Principal executive officer and Principal financial and accounting officer

