Form 10-Q
period 2021-06-30
FISION Corp
filed 2021-08-16
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 451,178,862 shares of common stock are outstanding as of August 16, 2021.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$45,918	$7,504
Accounts receivable, net	496	767
Notes receivable, net of allowance for doubtful accounts (See Note 5)	12,065	-
Total Current Assets	58,479	8,271

Property and equipment, net	$-	$173

Other Assets:
Goodwill	1,049,896	8,800
Intellectual property/software code, net of accumulated amortization	28,134	35,473
Deposits	206	206
Total Assets	$1,136,715	$52,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,143,321	$983,789
Derivative liability	475,396	4,251,179
Current portion of long-term debt: SBA/PPP Loan	-	88,600
Notes payable and accrued interest - related party, net of debt discount of $0 and $20,951 respectively	71,750	632,832
Notes payable, net of debt discount of $0 and $33,568 respectively	895,571	1,141,957
Total Current Liabilities	2,586,038	7,098,357

Long-Term Liabilities:
Long-Term SBA/PPP Loan	-	88,600
Long-Term Convertible Notes Payable and accrued interest - related party, net of debt discount of $0 and $67,963 respectively	-	163,704
Long-Term Convertible Notes Payable, net of debt discount of $27,065 and $130,816 respectively	598,936	199,349
Long-Term Contingency on Score, Inc. Acquisition	491,096	-
Total Long-Term Liabilities	1,090,032	451,653

Total Liabilities	3,676,070	7,550,010

Contingencies and Commitments (Note 9)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 451,178,862 and 381,923,708 shares issued and outstanding, respectively	45,116	38,192
Additional paid in capital	28,730,192	26,768,046
Accumulated deficit	(31,314,663)	(34,303,325)
Total Stockholders' Deficit	(2,539,355)	(7,497,087)
Total Liabilities and Stockholders' Deficit	$1,136,715	$52,923

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

  (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$304,497	$76,445	$365,462	$180,489

COST OF SALES	23,950	22,988	49,233	51,721

GROSS MARGIN	$280,547	$53,457	$316,229	$128,768

OPERATING EXPENSES
Sales and Marketing	2,917	2,450	6,438	4,399
Development and Support	50,936	87,899	103,356	196,293
General and Administrative	466,362	118,235	617,740	940,913
TOTAL OPERATING EXPENSES	$520,215	$208,584	$727,534	$1,141,605

OPERATING LOSS	$(239,668)	$(155,127)	$(411,305)	$(1,012,837)

OTHER INCOME / (EXPENSES)
Amortization expense, interest expense and amortization of debt discount	(176,789)	(121,423)	(766,392)	(553,262)
Change in fair value of derivatives	338,829	(46,998)	2,528,907	1,349,700
Gain (Loss) on extinguishment of debt / gain (loss) on settlement of debt	7,128	(11,887)	1,446,206	(40,482)
Bad debt expense on notes receivable	-	(12,065)	(12,065)	(24,129)
SBA-PPP Loan forgiveness	179,182	-	179,182	-
Other income (expenses)	12,065	12,065	24,129	24,129
TOTAL OTHER INCOME (EXPENSES)	$360,415	$(180,308)	$3,399,967	$755,956

NET INCOME (LOSS)	$120,747	$(335,435)	$2,988,662	$(256,881)

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$0.01	$(0.00)
Diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average common shares outstanding:
Basic	443,632,489	273,676,683	430,997,806	233,796,266
Diluted	462,710,446	273,676,683	450,075,763	233,796,266

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

			Additional
	Common	Common	Paid in	Accumulated	Stockholders’
	Shares	Stock	Capital	(Deficit)	Deficit
Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Common stock issued for cash					-
Stock issued for services	2,083,333	208	12,292		12,500
Stock issued for true-up and penalty shares	9,625,000	963	47,740		48,703
Warrants/Options granted for services	-	-	324,392	-	324,392
Conversion of notes payable and	102,044,226	10,204	635,943		646,147
accrued interest/expenses
Net income				78,554	78,554
Balance, March 31, 2020	249,438,540	$24,944	$25,128,631	$(31,733,238)	$(6,579,663)

Common stock issued for cash					-
Stock issued for services	7,604,167	760	26,240		27,000
Conversion of notes payable and	28,397,286	2,840	76,840		79,680
accrued interest/expenses					-
Net income (Loss)				(335,435)	(335,435)
Balance, June 30, 2020	285,439,993	$28,544	$25,231,711	$(32,068,673)	$(6,808,418)

Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

Stock issued for services	2,004,994	200	49,800		50,000
Conversion of notes payable and	47,580,214	4,758	1,497,020		1,501,778
accrued interest/expenses
Net income				2,867,915	2,867,915
Balance, March 31, 2021	431,508,916	$43,150	$28,314,866	$(31,435,410)	$(3,077,394)

Exercise of stock options for cash	8,644,371	864	215,245		216,109
Stock issued for services	1,659,450	166	49,834		50,000
Conversion of notes payable and	9,442,455	944	150,239		151,183
accrued interest/expenses
Reconciling difference	(76,330)	(8)	8
Net income				120,747	120,747
Balance, June 30, 2021	451,178,862	$45,116	$28,730,192	$(31,314,663)	$(2,539,355)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$2,988,662	$(256,881)
Net cash used in operating activities:
Common stock issued for services	100,000	39,500
Amortization of pre-paid stock issued	-	525,368
Depreciation and amortization	7,512	6,265
True-up and penalty shares issued	-	48,702
Stock warrants/stock options issued for services	-	324,392
(Gain) Loss on fair value of derivative liabilities	(2,528,906)	(1,349,700)
Loss (Gain) on extinguishment of debt/gain on settlement of debt	(1,611,399)	35,589
Loan Forgiveness (SBA-PPP Loan)	(179,183)	-
Bad debt expense	12,065	24,129
Amortization of debt discount	570,437	104,074
Change in interest receivable	(24,129)	(24,129)
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	271	7,167
Customer contracts - unrecognized revenue	-	(62,500)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	440,440	390,949
Net Cash Used in Operating Activities	$(224,231)	$(187,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(75,000)
Proceeds from note payable	55,000	75,000
Proceeds from SBA-PPP Loan	-	177,200
Proceeds from related party notes and line of credit	745	-
Repayments for related party notes and line of credit	(9,209)	(4,635)
Proceeds from exercise of warrants for cash	216,109	-
Net Cash Provided by Financing Activities	$262,645	$172,565

Net (Decrease) Increase in Cash	38,414	(14,510)

Cash at Beginning of Period	$7,504	14,510
Cash at End of Period	$45,918	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Accrued interest increasing notes receivable	$24,129	$24,129
Conversion of debt and accrued interest to common stock	$1,652,961	$725,826
Prepaid stock issuance	$-	$525,368

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Although these interim consolidated financial statements for the three-month and six-month periods ended June 30, 2021 and 2020 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for these 2021 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future period.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2021 and December 31, 2020, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2020 and the six months ended June 30, 2021, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the six months ended June 30, 2021, three customers comprised approximately 95% of our revenues, including one for 60% of revenues, one for 25% of revenues, and one for 10% of revenues. We face the material risk factor that a significant reduction for any reason in the use of our software solutions by one or more of these major customers may harm our business materially.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application will have a material impact on its consolidated financial statements. As of June 30, 2021, the Company had no leases, and pays for a virtual office on a month-to-month basis.

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

	For the six months ended June 30,
	2021	2020
Net income (loss)	$2,993,963	$(256,881)
Adjustments for diluted earnings:
Income (Loss) per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average shares outstanding:
Basic	430,997,806	233,796,266
Diluted	450,075,763	233,796,266

For the six months ended June 30, 2021 and June 30, 2020, there were 19,077,957 and 397,638,012 potentially dilutive securities respectively, included in the calculation of weighted-average shares outstanding.

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

At June 30, 2021 we had a working capital deficiency of $2,527,559 and an accumulated deficit of $31,314,663, and the Company had an operating loss of $411,395 for the six months ended June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2021:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$475,396

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value Dec 31, 2020	Additions	Change in fair Value	Extinguishment	Fair Value June 30, 2021

Derivative liability	$4,251,179		$(2,528,907)	$(1,246,876)	$475,396

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expensed in these financial statements. We also recognized a gain on extinguishment of debt of $1,246,876 during the period ending June 30, 2021.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0095-.05
Expected Volatility	153%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.03%-0.07%
Expected dividends	-

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

NOTE 4 - ACCOUNTS RECEIVABLE

Our accounts receivable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	Dec. 31, 2020
Accounts receivable	$496	$767
Less: Allowance for doubtful accounts	-0-	-0-
Accounts Receivable, net of allowance for doubtful accounts	$496	$767

NOTE 5 - NOTES RECEIVABLE

The Company had a notes receivable balance of $12,065 at June 30, 2021 and $0 at December 31, 2020.

	June 30, 2021	Dec. 31, 2020
Notes receivable	$804,300	$804,300
Accrued interest	113,265	101,200
Total	$917,565	$905,500
Less allowance for doubtful accounts	(905,500)	(905,500)
Notes receivable, net	$12,065	$-

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity Logic for working capital purposes, of which a total balance including accrued interest of $917,564 was still outstanding and in default as of March 31, 2021, with a secured loan balance of $460,447. These loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the Notes for these loans are secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a Security Agreement dated November 27, 2018. On February 4, 2019, the merger with Continuity Logic LLC was terminated. The termination of the merger did not change or affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company, and in 2019 the Company commenced a Complaint against Continuity Logic LLC regarding the unpaid balance of these Notes Receivable. Continuity Logic is not a related party to the Company. Court action is ongoing, while we also pursue reasonable collection activities. Due to the uncertainty of obtaining payment for these Notes, however, the Company has created an allowance for doubtful accounts of the entire amount of this Continuity Logic receivable, resulting in no balance being recorded in our outstanding Notes Receivable for this debt.

Additionally, the Company as a Petitioning Creditor has participated in an involuntary bankruptcy petition for Continuity Logic LLC in the United States Bankruptcy Court, District of New Jersey. Since we are the only secured lender, as a first priority and perfected lienholder, we expected the first $460,447 of collected proceeds to be released to us less any bankruptcy court related costs.

In June 2021, we obtained a settlement in the Bankruptcy Court proceeding which should enable us to collect a material amount of this Continuity Logic debt through future installment payments, in an amount that exceeds our allowance for doubtful accounts balance of $905,500. Any future payments received by us will be recorded and accounted for as Other Income. Additionally, as a settlement has been reached with Continuity Logic, LLC, we recorded the quarterly interest income on the notes receivable of $12,065 as the likelihood of collection is imminent, whereby no bad debt reserve was recorded.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consist of the following at June 30, 2021 and December 31, 2020.

	June 30, 2021	Dec. 31, 2020
Equipment	$15,720	$15,720
Furniture & Fixtures	471	471
Less: Accumulated Depreciation	(16,191)	(16,018)
Net Property and Equipment	$-	$173

For the period ending June 30, 2021, we accounted for $173 of depreciation expense.

NOTE 7 - INTELLECTUAL PROPERTY: SOFTWARE AND GOODWILL

	June 30, 2021	Dec. 31, 2020
Intellectual Property: Software Code	$68,500	$68,500
Less: Accumulated Amortization	(40,366)	(33,027)
Net Intellectual Property: Software Code	$28,134	$35,473

Intangible asset amortization expense on our software code for years 2021 through 2024 will amount to approximately $35,473 as we will fully amortize the intellectual property in 2024. For fiscal 2021 through 2024, the amortization period for identifiable intangible assets on our software code is 7 years, with amortization expense of approximately $9,786, $9,786, $9,786 and $6,115 to be recognized, respectively.

A summary of changes in the Company’s goodwill consists of the following during the six months ending June 30, 2021:

Intellectual Property: Goodwill:	June 30, 2021	Dec. 31, 2020
Goodwill - Scoreinc.com acquisition (See Note 13)	$1,041,096	-
Goodwill - customer contracts	$8,800	$13,800
Less: Impairment Expense	-	(5,000)
Goodwill	$1,049,896	$8,800

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2020, the Company determined that the fair value of our goodwill on customer contracts was slightly less than our book value, and therefore we took a $5,000 goodwill impairment charge in the fourth quarter of 2020, as some of our customers did not renew our software licensing and hosing contracts at the end of fiscal year 2020. The Company did not take any goodwill impairment expense during the six months ending June 30, 2021.

NOTE 8 - NOTES PAYABLE

At June 30, 2021, we were indebted under various Notes Payable with interest rates of 6% to 15%, including current related party short term Notes payable of $71,750, current Notes payable, mostly in default, of $895,571, and long-term Convertible Notes Payable, having a long-term debt discount amount of $27,065, resulting in a balance of $598,936.

During the quarter ended June 30, 2021, related parties converted outstanding notes payable and accrued interest in the total amount of $732,525 into common stock of the Company. See Notes 10 and 11.

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

Also, our subsidiary Fision Holdings, Inc., we are a party to a complaint in the fourth judicial district, District Court in Minnesota regarding a long-term note that has become due with Decathlon Alpha L.P. regarding unpaid principal balance of $60,000 plus accrued interest and fees with an aggregate balance of $166,196. We are in the process of settlement negotiations with this noteholder.

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

NOTE 10 -- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2021 there were 451,178,862 outstanding shares of common stock and no outstanding shares of preferred stock.

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

During the second quarter ended June 30, 2021, we issued a total of 1,659,450 restricted common shares valued at $50,000 to our four directors for their quarterly management services as a director, including 396,825 shares valued at $12,500 to John Bode, 420,875 share valued at $12,500 to Michael Brown, 420,875 shares valued at $12,500 to William Gerhauser, and 420,875 shares valued at $12,500 to Greg Nagel.

Note Conversions - During the first quarter ended March 31, 2021, Noteholders who are accredited investors converted their outstanding Notes and related interest totaling $1,501,778 into an aggregate of 47,580,214 shares of restricted common stock, including: i) Garry Lowenthal converting his Note balance of $187,877 at $.05 per share into 3,757,537 shares; ii) director Michael Brown converting his Note balance of $254,227 at $.05 per share into 5,084,535 shares; iii) affiliate Capital Market Solutions LLC (controlled by director William Gerhauser) converting its Note balances of $214,556 at $.05 per share into 4,291,122 shares; iv) affiliate Ignition Capital (also controlled by Mr. Gerhauser) converting its Note balance of $165,292 at $.03 per share into 5,509,733 shares; v) affiliate MGA Holdings (also controlled by Mr. Gerhauser) converting its Note balance of $98,450 at $.03 per share into 3,281,667 shares; and vi) certain other noteholders converting aggregate Note balances of $581,375 into 25,655,620 shares.

During the second quarter ended June 30, 2021, unaffiliated Noteholders who are accredited investors converted their Notes and related accrued interest totaling $151,183 into an aggregate of 9,442,445 restricted common shares.

Exercise of Warrants - In April 2021, two warrant holders who are accredited investors exercised their outstanding Common Stock Purchase Warrants at an exercise price of $.025 per common share, thereby purchasing a total of 8,644,371 restricted common shares for total proceeds to us of $216,109.

Reconciling Difference - During the second quarter ended June 30, 2021, we discovered a reconciling item in our outstanding common stock account whereby we cancelled and removed 76,330 shares from our total outstanding common shares.

NOTE 11-- RELATED PARTIES

During the six months ended June 30, 2021 we issued a total of 3,664,444 shares of our restricted common stock to our four directors for director services. See above Note 10.

Incident to Note Conversions during the first quarter ended March 31, 2021, certain related party Noteholders converted an aggregate of $732,525 of their Notes and accrued interest into 18,167,057 shares of our common stock. See above Note 10.

NOTE 12 - COVID-19 LOAN and LOAN FORGIVENESS

In April 2020, we obtained an SBA long-term loan under the federal COVID-19 Payroll Protection Program (PPP) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum. The loan proceeds used for labor, office costs and utilities were subject to loan forgiveness under the terms of the SBA/PPP program. During the second quarter ended June 30, 2021, the SBA and Richfield/Bloomington Credit Union forgave any payment of the entire loan and related accrued interest pursuant to which we recorded a total loan forgiveness of $179,182 as Other Income.

NOTE 13 - ACQUISITION OF SCORE INC.

On April 1, 2021, the Company entered into a Memorandum of Understanding (“MOU”) with Score, Inc., a Puerto Rico Corporation and Joshua Carmona (“Carmona”), an individual. This agreement concerns the acquisition by Fision Corporation of 100% of Score, Inc., including its subsidiaries (“Score”).

On May 30, 2021 (“Closing Date” and “Date of Acquistion”), the Company entered into a Purchase and Sale Agreement (“PSA”) with Score, Inc., a Puerto Rico Corporation, Joshua Carmona (“Carmona”), an individual, and VIP Solutions, LLC (“Score”), a Puerto Rico limited liability company. Pursuant to the PSA, Fision Corporation acquired 100% of Score, which will be a wholly owned subsidiary of Fision Corporation. The Company also acquired certain assets of VIP listed in the PSA. Score, Inc. is an Act 73 company under Puerto Rico law that is in the enterprise software space and currently provides business to business solutions for approximately 100 US companies in the credit repair space. Joshua Carmona owns 100% of the stock in Score, whereby Mr. Carmona owns the Score stock free and clear of all liens and encumbrances of any kind. There are no other classes of stock or ownership in Score. VIP owns the assets the Company acquired clear of all liens and encumbrances of any kind.

In consideration for the purchase of the Score stock, Fision has issued to Carmona a Senior Secured Promissory Note for $500,000 substantially in the form attached as Exhibit 1 of the PSA, convertible into not more than ten (10) million shares of common stock of Fision at the higher of USD $0.05 per share or at the volume weighted average price (VWAP) over the last 10 trading days prior to conversion. Fision will also issue to Carmona by not later than March 31, 2023 a second, unsecured promissory note in a form satisfactory to Fision and Carmona in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022. It will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. Fision has appointed Carmona to become a member of the Board of Directors of Fision and he will also serve as its Chief Operating Officer. His sole compensation for these services will be $50,000 per year and will be paid quarterly in shares of common stock of Fision as determined by the closing stock price on the last trading day of each calendar quarter.

The acquisition was accounted for using the purchase method of accounting. Scoreinc.com is a leading industry provider of software and services that empower credit repair organizations to be compliant and successful. ScoreCEO, its credit repair business CRM software as a service is the platform used by many credit repair organizations to achieve success. The purchase of Score, Inc. was a stock purchase, which includes the acquisition of all assets and the assumption of certain liabilities of $50,000. The aggregate purchase price consisted of the following:

Fair value convertible note, with conversion into common stock	$500,000
Net liabilities assumed	50,000
Contingent consideration liability	491,096
$1,041,096

The following table summarizes the estimated fair values of Score, Inc. assets acquired and certain liabilities assumed at the date of acquisition:

Cash	$10,109
Accounts Receivable, including related party	96,136
Accounts payable and accrued expenses (limited to $50,000)	(50,000)
$56,245

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of acquired assets, certain assumed liabilities and goodwill based on its customer base and ongoing business. The allocation of purchase price consideration is considered preliminary as of May 30, 2021 and is subject to change. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.

The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2021:

	FISION	Score, Inc.	ProForma Adjustments	ProForma Combined
Sales, net	$150,365	$215,097	$-	$365,462
Cost of goods sold	49,233	-	-	49,233
Gross profit	$101,132	$215,097	$-	$316,229

Operating expenses	507,136	220,398	-	727,534

Net income (loss) before other expenses	(406,004)	(5,301)	-	(411,305)

Other income (expenses)	3,399,967	-	-	3,399,967

Net income (loss)	$2,993,963	$(5,301)	$-	$2,988,662

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Proforma Note 1. - Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Fision Corporation’s (the “Company” or “FISION”) historical consolidated financial statements as adjusted to give effect to the acquisition of Score, Inc. as if it had occurred on May 30, 2021.

Proforma Note 2 -Purchase price allocation

The unaudited pro forma condensed financial information includes various assumptions, including those related to the purchase price allocation of the stock purchase and the assumption certain liabilities assumed from Score, Inc. based on management’s best estimates of fair value. For a description of the material terms of this acquisition of Score, see the section in Item 2 of this quarterly report entitled “Acquisition of Score, Inc.”

NOTE 14 - SUBSEQUENT EVENTS

As of the date of this quarterly report, no material subsequent events occurred after June 30, 2021.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Status of the Company

In order to fund and conduct our business over the past few years, we have relied significantly on working capital obtained from private sales of our equity and convertible debt securities to various accredited investors. Due primarily to our continued operating losses for several years, it has been difficult to raise the substantial working capital as needed to support our business plan for future growth.

During most of 2019 and until March 2020, our executive management consisted primarily of two persons who are partners of our major affiliate and principal shareholder, Capital Markets Solutions, LLC (“CMS”), and who served us as principal management on an interim basis under the terms of a Consulting Agreement between us and CMS. This Consulting Agreement expired in March 2020, and the two CMS partners acting as our interim executive management then resigned as executive officers and directors of the Company. Since April 2020, our management has consisted of four directors, Michael Brown, John Bode (independent), William Gerhauser and Gregory Nagel (independent), with Michael Brown also acting as our principal executive and financial officer.

After the termination of the Continuity Logic LLC merger in 2019, for the past couple years our business operations and goals have focused on supporting our customer base who use our Fision software platform, on improving our financial position, and on seeking and acquiring businesses perceived to benefit the Company. We also added Alistair Hancock, CEO of Rubicon Software Ltd, as our acting Chief Technology Officer in September 2019. Rubicon Software Ltd is a U.K. based company providing experienced IT solutions and services. This IT outsourcing relationship has allowed us to enhance our professional services to our customers.

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

We anticipate opening the Ft Myers Ambulatory Surgery Center for commercial operations in 2022.

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

Acquisition of Score, Inc.

On April 1, 2021, through a Memorandum of Understanding (MOU) between the Company, Score, Inc., a Puerto Rico corporation (“Score”) and Joshua Carmona (Carmona”) (100% owner of Score), we agreed to acquire Score based on the material terms of this MOU. The MOU terms were made definitive and binding in May 2021 through a Purchase and Sale Agreement (“PSA”) entered into by all parties to the MOU.

After completing satisfactory due diligence regarding Score and its business operations and financial position/results, we closed and completed this acquisition on May 30, 2021, resulting in Score then becoming a wholly-owned subsidiary of the Company.

Score, Inc. is a Puerto Rico corporation in good standing, and is engaged in the enterprise software industry where it provides business-to-business software solutions in credit repair for approximately 100 US companies. Score owns 100% of its significant subsidiary VIP Solutions LLC. Score is an Act 73 company under Puerto Rico law, and our acquisition of Score was conducted to ensure that Score maintains this important Act 73 status after becoming our subsidiary. Through this Score acquisition, we obtained 11 employees based in Score headquarters in Puerto Rico.

A requirement of this Score acquisition requires us to provide future working capital to Score of at least $500,000 during the 18 months following the acquisition, to be used for software development and integration, marketing expenses, and hiring additional employees as needed. We anticipate that such funding will support integration of the Fision and Score software platforms to allow them to be marketed jointly.

A condition of this Score acquisition requires that its financial condition and past operations be audited by a registered CPA firm which is currently ongoing, and we anticipate this audit to be completed in August 2021. Upon completion, the certified audit will include operational results of Score for at least the past two-year period, and will be publicly disclosed and filed with the SEC in a Form 8-K.

In consideration for acquiring Score, Inc. (i) we issued to Carmona a Senior Secured Convertible Promissory Note in the principal amount of $500,000, maturing in two years, and convertible into common stock of the Company at the higher conversion price of USD $.05 per share or the volume weighted average price (VWAP) over the last 10 trading days prior to conversion, and (ii) by March 31, 2023, we will issue and deliver to Carmona an unsecured promissory note in an amount equal to Score’s average gross annual revenue for calendar years 2021 and 2022, convertible into our common stock at $.20 per share but not for more than 10 million shares.

Carmona also has consented to become a member of our Board of Directors, and he has agreed to serve as our Chief Operating Officer (COO) being compensated at an annual rate of $50,000, with quarterly payments of $12,500 paid through issuance of our restricted common stock to Carmona based on the closing price of such stock on the last trading day of each quarter.

Incident to accounting for this Score acquisition, we have recorded the entire amount of the $500,000 Note issued to Carmona on our balance sheet as a Goodwill asset.

Significant Improvement of Our Financial Position

Since 2019, much of our management efforts have been focused toward improving our balance sheet and overall financial position, in order to increase our ability to raise additional capital and also to enhance our status as a prospective merger partner with an operating company. We believe we have successfully accomplished this goal based on the following and other matters:

i) Debt to Equity - Most important for this improvement of our financial position, we successfully converted a majority of our outstanding Notes Payable and their accrued interest into common stock of the Company. These Notes Payable conversions have totaled $4,939,876 including $1,198,106 converted in 2019, $2,088,809 converted in 2020, and $1,652,961 converted in the recent six months ended June 30, 2021. For example, even recently our outstanding short-term Notes Payable have decreased substantially from $1,863,389 as of December 31, 2020 to $903,321 as of June 30, 2021.

ii) These many debt conversions have substantially reduced our required interest payments. For example, our interest expenses for 2020 were $983,789 compared to interest expenses for 2019 of $2,155,065.

iii) These debt conversions of Notes Payable also resulted in substantial reductions of related Derivative Liabilities recorded as current liabilities on our balance sheet. For example, our Derivative Liabilities were recorded as $4,251,179 at December 31, 2020 as compared to $475,396 at June 30, 2021.

iv) Total Liabilities - We have also recently reduced our total liabilities substantially from $7,550,010 as of December 31, 2020 to $3,670,768 as of June 30, 2021.

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

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, which loans have been long overdue and are still outstanding in the total amount as of June 30, 2021 of $917,565 including accrued interest. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger does not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. Although we have commenced legal proceedings to attempt to collect the overdue principal and interest owed to us by Continuity Logic on these Notes, the Company as of December 31, 2019 took and established a reserve for the entire principal plus accrued interest against these notes receivables.

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

In June 2021, we obtained a settlement in the Bankruptcy Court proceeding which should enable us to collect a material amount of this Continuity Logic debt through future installment payments, in an amount that exceeds our allowance for doubtful accounts balance of $905,500. Any future payments received by us will be recorded and accounted for as Other Income.

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

Our market and potential customer base are global and virtually unlimited, since our Fision platform software solutions provide significant benefits to the marketing and sales departments and personnel of any commercial enterprise, regardless of size and widespread locations. We receive substantial recurring revenues, and we regard our high percentage of recurring revenues to be particularly significant to our business strategy which emphasizes long-term relationships with our customers under written contracts. We believe that our ability to realize such recurring revenues is a keystone feature of our business model.

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

We believe that our past marketing focus toward large enterprises was somewhat effective, since during 2018-2019 we closed and implemented material contracts with, and are receiving recurring revenues from, certain large enterprise companies. Unfortunately, the increased length of time of our sales cycle necessary to sell to large enterprises has been substantially more expensive and much longer than we earlier incurred while selling primarily to local and regional sized companies. This substantial increase in our sales cycle to negotiate and close contracts with new large enterprise customers resulted in a material decline in our revenues during the past few years. Accordingly, we failed to raise enough working capital to support and continue the substantial marketing resources and time necessary to secure and retain enough large enterprise customers to achieve material increased revenues. We currently are attempting to raise the substantial capital necessary to launch an effective marketing campaign including obtaining whatever personnel and other resources are needed to properly address and sell our software services to additional large enterprise customers. There is no assurance that such funds will be available to us in the future.

2017 Asset Acquisition

In May 2017 we acquired substantially all the assets of Volerro Corporation (“Volerro”), a Minneapolis-based company, including its proprietary cloud-based software and development technology. Volerro has developed and marketed “content collaboration” software services to enhance and improve the overall sales and marketing activities of its clients. Volerro software enables the marketing, sales and brand personnel of its clients to collaborate in real time in the creation, refinement, and distribution of all types of their strategic content including print, packaging, high quality image and video content. For example, Volerro’s primary application allows all product, brand, marketing and creative teams of a business enterprise the ability to work on and create a document in real-time with integrated chat and voice conferencing.

Employees and Properties

We currently utilize several independent contractors to perform most of the necessary activities of the Company.

For the past couple years, we have been conducting our current business and operations under a month-to-month basis from a temporary “virtual” office in Minneapolis which provides us with telephone, mail and basic conference facilities adequate for our current activities, as well as storage of certain computers, hardware servers, software assets and other technology development and office equipment, furniture and supplies owned by us. We do not own any real estate. However, in the near future the Company intends to establish an office in Florida, to assist in the development of the Ambulatory Service Center business.

Regarding our acquisition of Score, Inc. which is now being absorbed into our Company, we have obtained 11 employees who operate that software business, as well as the Score facilities in Puerto Rico. We will disclose details regarding these matters in our next quarterly report on Form 10-Q or a Form 8-K.

Revenue and Marketing Models

Revenue Model - Our Fision platform revenue model is primarily based on prescribed software licensing fees received by us on a regular monthly basis from customers which are under written licensing agreements with us. Over the past several years, we consistently committed substantial expenses and sales personnel toward targeting, negotiating and procuring significant licensing agreements with large enterprise customers. Because of the long-term nature and the substantial expense commitment required by each new customer to enter into a binding licensing agreement with us, the sales cycle involved in our revenue model is quite lengthy. Accordingly, the unpredictable and different timing involved from customer to customer to procure our licensing contracts has prevented us from receiving overall consistent revenues or accurately forecasting our future revenue stream.

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

Marketing Model - Our products and services have been marketed and sold in the agile marketing software segment of the broad software-as-a-service (SaaS) industry, with virtually all our past revenues derived from our proprietary cloud-based Fision marketing software platform.

Prior to 2020, we marketed, sold, and licensed our proprietary software products through a direct sales force including management, and also through independent national sales agencies who sold (licensed) our branded software products as agents being paid commissions based on their actual sales. Since then, we have lacked sufficient available working capital to hire and support marketing/sales personnel or agents and provide them with adequate resources, and accordingly we have not conducted any material marketing and sales activities since 2019.

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

Also, our subsidiary Fision Holdings, Inc., we are a party to a complaint in the fourth judicial district, District Court in Minnesota regarding a long-term note that has become due with Decathlon Alpha L.P. regarding unpaid principal balance of $60,000 plus accrued interest and fees with an aggregate balance of $166,196. We are in the process of settlement negotiations with this noteholder.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenue -- Revenue was $304,497 for the quarter ended June 30, 2021 compared to revenue of $76,445 for the quarter ended June 30, 2020, which increase in revenue in the 2021 second quarter compared to the 2020 second quarter was primarily because of increased use by a major customer of our Fision software platform and the revenue from the acquisition of Score, Inc.

Cost of Sales - Cost of sales for the quarter ended June 30, 2021 was $23,950 (31.3% of revenue) compared to cost of sales of $22,988 (30.1% of revenue) for the quarter ended June 30, 2020, basically the same amount for these two quarterly periods.

Gross Margin - Gross margin for the quarter ended June 30, 2021 was $280,547 compared to $53,457 for the quarter ended June 30, 2020. Gross margin as a percentage of revenue was 92% for the second quarter of 2021 compared to 69.9% of revenue for the second quarter of 2020. The gross margin increase is due to the increase in revenue by a major customer of our Fision software platform and the revenue from the acquisition of Score, Inc.

Operating Expenses - Operating expenses for the quarter ended June 30, 2021 were $520,215 compared to operating expenses of $208,584 for the quarter ended June 30, 2020. Sales and marketing expenses for the quarter ended June 30, 2021 were $2,917 compared to $2,450 for the quarter ended June 30, 2020, which small marketing/sales expense amounts during both quarterly periods was due to having no marketing/sales personnel or material marketing activities. Development and support expenses for the quarter ended June 30, 2021 were $50,936 compared to $87,899 for the quarter ended June, 30, 2020, which decrease for the second quarter of 2021 was due primarily to completion of certain software development projects during 2020. General and administrative expenses for the quarter ended June 30, 2021 were $466,362 compared to $118,235 for the quarter ended June 30, 2020, which increase in the 2021 second quarter was primarily due to increased consulting, professional and administrative expenses related to our recent acquisitions of the Florida surgery center project and Score Inc. in Puerto Rico and the compensation of our directors.

Operating Loss -- Operating loss for the quarter ended June 30, 2021 was $239,668 compared to $155,127 for the quarter ended June 30, 2020, which increased operating loss for the second quarter of 2021 was primarily due to increased general and administrative expenses to support our recent acquisitions and compensation to our directors.

Other Income/(Expenses) - Other income/(expenses) for the quarter ended June 30, 2021 was income of $360,415 (consisting of a $338,829 gain on change in fair value of derivatives, a gain of $179,183 for forgiveness of the SBA Covid-19 loan, a gain of $7,128 on settlement of debt, and other income of $12,064, offset by $(176,789) of debt interest/debt amortization expenses), compared to other income/(expenses) of $(180,308) for the quarter ended June 30, 2020 (consisting of $(121,423) of debt interest/debt amortization expenses, a change in fair value of derivatives of $(46,998), a loss on settlement of debt of $(11,887), and a bad debt expense of $(12,065), offset by other income of $12,065. The substantial increase in other income in the 2021 second quarter was due primarily to a substantially increased recorded accounting gain in fair value of derivatives and to forgiveness of the SBA Covid-19 loan.

Net Income/(Loss) - Our net income for the quarter ended June 30, 2021 was $120,747 compared to a net (loss) of $(335,435) for the quarter ended June 30, 2020, which increase for the 2021 second quarter was primarily due to the large recorded accounting gain on change in fair value of derivatives as well as the gain related to forgiveness of the SBA Covid-19 loan.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Revenue -  Revenue was $365,462 for the six months ended June 30, 2021 compared to $180,489 for the six months ended June 30, 2020, which decrease in revenue for the six-month period of 2021 was due primarily to having less customers than in the comparable six-month period of 2020 and the revenue from the acquisition of Score, Inc.

Cost of Sales - Cost of sales was $49,233 (32.7% of revenue) for the six months ended June 30, 2021 compared to $51,721 (28.7% of revenue) for the six months ended June 30, 2020, basically the same amount for these two six-month periods.

Gross Margin - Gross Margin was $316,229 for the six months ended June 30, 2021 compared to $128,768 for the six months ended June 30, 2020. Gross margin as a percentage of revenue was 86.5% for the first six months of 2021 compared to 71.3% of revenue for the first six months of 2020.

Operating Expenses - Operating expenses for the six months ended June 30, 2021 were $727,534 compared to operating expenses of $1,141,605 for the six months ended June 30, 2020. Sales and marketing expenses for the six months ended June 30, 2021 were $6,438 compared to sales and marketing expenses of $4,399 for the six months ended June 30, 2020, which small amount for both of these six-month periods was due to having no marketing/sales personnel or material marketing activities. Development and support expenses for the six months ended June 30, 2021 were $103,356 compared to development and support expenses of $196,293 for the six months ended June 30, 2020, which decrease in the six-month period of 2021 was primarily due to certain software projects being completed in 2020. General and administrative expenses for the six months ended June 30, 2021 were $617,740 compared to general and administrative expenses of $940,913 for the six months ended June 30, 2020, which decrease for the 2021 six-month period was due primarily to no longer incurring expenses for certain management, administrative or advisory contract expenses.

Operating Loss - Operating loss for the six months ended June 30, 2021 was $411,305 compared to an operating loss of $1,012,837 for the six months ended June 30, 2020, which substantial decrease for the six-month period of 2021 was due primarily to decreased general and administrative expenses as described in the foregoing paragraph.

Other Income/(Expenses) - Other income/(expenses) for the six months ended June 30, 2021 was income of $3,399,967 (consisting of a gain of $2,528,907 in the fair value of derivatives, a gain of $1,446,206 on extinguishment of debt, a gain of $179,182 from forgiveness of the SBA COVID-19 loan, and other income of $24,127, offset by debt interest/debt amortization of $(766,392) and a bad debt expense of $(12,065), compared to other income/(expenses) for the six months ended June 30, 2020 was income of $755,956 (consisting of a gain in fair value of derivatives of $1,349,700 and other income of $24,129, offset by debt interest/debt amortization expenses of $(553,262), settlement of debt expense of $(40,482), and a bad debt expense of $(24,129).

Net Income/(Loss) - Our net income for the six months ended June 30, 2021 was $2,988,662 compared to a net (loss) of $(256,881) for the six months ended June 30, 2020. The substantial gain in net income for the 2021 six-month period was due primarily to non-operating gains from accounting procedures used to record fair value of derivatives and debt extinguishment and the loan forgiveness income of our SBA-PPP loan.

Liquidity and Capital Resources

Our revenues have decreased substantially over the past few years, and accordingly our financial condition and future prospects critically depend on our access to financing in order to continue our operations. Much of our cost structure for our Fision marketing software platform is based on costs related to personnel and facilities and our cloud-based service provider, and not subject to material variability. We will need to raise substantial additional capital through offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance, or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

As of June 30, 2021, we had total current liabilities of $2,586,038 including accounts payable and accrued expenses of $1,143,321, short-term Notes Payable of $967,321, and derivative liabilities of $475,396. In addition, we had long-term liabilities as of June 30, 2021 consisting of Convertible Notes of $598,936 net of debt discount of $27,065 and a long-term contingency on the Score Inc. acquisition of $491,096.

As of the date of this filing, we have approximately $50,000 cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until sometime in October, 2021. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt securities (including convertible debt), cash from exercise of warrants, and loans from affiliates, banks, or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or may even fail.

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

Along with our revenues, we have financed our operations to date through various means including loans from management, affiliates, and other private lenders; stock-based compensation issued to employees, outsourced software developers, consultants, and professionals; common stock issued to satisfy outstanding loans and accounts payable/accrued expenses; and equity sales of our common stock, convertible Notes, and stock purchase warrants.

Net Cash Used in Operating Activities - During the six months ended June 30, 2021, we used net cash in operating activities of $224,231 compared to $187,075 of net cash used in operating activities in the six months ended June 30, 2020.

Net Cash Used in Investing Activities - There were no investing activities in either of the six-month periods ended June 30, 2021 and June 30, 2020.

Net Cash Provided By (Used in) Financing Activities -- During the six months ended June 30, 2021, we were provided with net cash by financing activities of $262,645 including proceeds of $216,109 from exercise of stock purchase warrants, proceeds of $55,000 from issuance of a note payable, and $745 from our line of credit, offset by $9,209 including payments on a line of credit and repayments on related party notes. In comparison, during the six months ended June 30, 2020, we were provided with net cash by financing activities of $172,565 including proceeds of $75,000 from issuance of notes payable and proceeds of $177,200 from the SBA COVID-19 loan, offset by $75,000 repayments of notes payable and payments of $4,635 on a line of credit and related party notes.

Convertible Note Financing

A majority of our financing during the past three years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; we raised a total of $964,000 from convertible debt financing in 2019; and we raised a total of $75,000 from convertible debt financing in 2020. In addition, we raised a total of $55,000 from non-convertible debt financing in the period ending June 30, 2021. We also issued a $500,000 convertible note, at $.05 per share, for the acquisition of Score, Inc. (see Note 13) in the period ending June 30, 2021.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the six months ended June 30, 2021, we incurred an operating loss of $(411,305). And our accumulated deficit as of June 30, 2021 is $(31,314,663). These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2021, or as of the date of this report.

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

Our principal executive officer/principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on his evaluation as of the end of the quarterly period covered by this report, he has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management and principal officers to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the second quarter of our fiscal year ended June 30, 2021 are as follows:

Director Services - In the second quarter ended June 30, 2021, we issued a total of 1,659,450 restricted common shares to our four directors in consideration for director services provided by them valued in total at $50,000.

Note Conversions - During the three months ended June 30, 2021, Noteholders who are accredited investors converted outstanding Notes in the aggregate amount of $151,183 into a total of 9,442,445 restricted common shares.

Exercise of Warrants - During the three months ended June 30, 2021, Warrant holders who are accredited investors exercised warrants to purchase a total of 8,644,371 restricted common shares for $216,109, which proceeds were used for general working capital purposes.

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Securities Exchange Act (filed herewith)
31.2	Certification of principal financial officer pursuant to Securities Exchange Act (filed herewith)
32.1	Certification of principal executive officer/principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: August 16, 2021	By:	/s/ Michael Brown
Michael Brown
Principal executive officer and Principal financial and accounting officer

