Form 10-Q
period 2021-09-30
FISION Corp
filed 2021-11-23
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 456,420,027 shares of common stock are outstanding as of November 23, 2021.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$45,411	$7,504
Accounts receivable, net	21,721	767
Notes Receivable, net of allowance for doubtful accounts (See Note 5)	24,129	-
Total Current Assets	91,261	8,271

Property and equipment, net	$-	$173

Other Assets:
Goodwill	8,800	8,800
Goodwill - Score, Inc Acquisition (See Note 13)	1,041,096	-
Intellectual property/software code, net of accumulated amortization	25,687	35,473
Deposits	206	206
Total Assets	$1,167,050	$52,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,076,539	$983,789
Derivative liability	379,616	4,251,179
Current portion of long-term debt: SBA/PPP Loan	-	88,600
Notes payable and accrued interest - related party, net of debt discount of $0 and $20,951 respectively	74,000	632,832
Notes payable, net of debt discount of $0 and $33,568 respectively	904,300	1,141,957
Total Current Liabilities	2,434,455	7,098,357

Long-Term Liabilities:
Long-Term SBA/PPP Loan	-	88,600
Long-Term Convertible Notes Payable and accrued interest - related party, net of debt discount of $0 and $67,963 respectively	500,000	163,704
Long-Term Convertible Notes Payable, net of debt discount of $8,137 and $130,816 respectively	117,863	199,349
Long-Term Contingency on Score, Inc. Acquisition (See Note 13)	491,096	-
Total Long-Term Liabilities	1,108,959	451,653

Total Liabilities	3,543,414	7,550,010

Contingencies and Commitments (See Note 9)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 453,670,316 and 381,923,708 shares issued and outstanding, respectively	45,367	38,192
Additional paid in capital	28,792,441	26,768,046
Accumulated deficit	(31,214,172)	(34,303,325)
Total Stockholders' Deficit	(2,376,364)	(7,497,087)
Total Liabilities and Stockholders' Deficit	$1,167,050	$52,923

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$200,159	$83,935	$565,621	$264,424

COST OF SALES	22,458	22,275	71,691	73,996

GROSS MARGIN	$177,701	$61,660	$493,930	$190,428

OPERATING EXPENSES
Sales and Marketing	65,187	2,136	71,625	6,535
Development and Support	285,330	77,404	388,686	273,697
General and Administrative	343,710	92,456	961,450	1,009,239
TOTAL OPERATING EXPENSES	$694,227	$171,996	$1,421,761	$1,289,471

OPERATING LOSS	$(516,526)	$(110,336)	$(927,831)	$(1,099,043)

OTHER INCOME / (EXPENSES)
Amortization expense, interest expense and amortization of debt discount	(58,820)	(238,929)	(695,311)	(816,321)
OID, excess derivative expense, goodwill impairment expense and other expenses (income)	-	-		-
Gain (Loss) in the change fair value of derivatives liabilities	95,779	1,476,697	2,624,687	2,826,397
Gain (Loss) on extinguishment of debt / gain (loss) on settlement of debt	-	-	1,446,207	(40,482)
Bad debt expense on notes receivable	-	(12,064)	(12,065)	(36,194)
Other income: SBA-PPP Loan Forgiveness	-	-	179,183	-
Other income (expenses)/Settlement of Continuity Logic	580,058	11,837	604,187	35,966
TOTAL OTHER INCOME	$617,017	$1,237,541	$4,016,984	$1,969,366

NET INCOME	$100,491	$1,127,205	$3,089,153	$870,323

Net income per common share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

Weighted average common shares outstanding:
Basic	446,688,184	273,676,683	437,938,076	233,796,266
Diluted	466,131,778	273,676,683	457,381,670	233,796,266

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

			Additional	Retained	Total
	Common	Common	Paid in	Earnings	Stockholders’
	Shares	Stock	Capital	(Deficit)	Deficit
Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)

Common stock issued for cash					-
Stock issued for services	2,083,333	208	12,292		12,500
Stock issued for true-up and penalty shares	9,625,000	963	47,740		48,703
Warrants/Options granted for services	-	-	324,392	-	324,392
Conversion of notes payable and accrued interest/expenses	102,044,226	10,204	635,943		646,147
Net income				78,553	78,553
Balance, March 31, 2020	249,438,540	$24,944	$25,128,631	$(31,733,239)	$(6,579,664)

Common stock issued for cash					-
Stock issued for services	7,604,167	760	26,240		27,000
Conversion of notes payable and accrued interest/expenses	28,397,286	2,840	76,840		79,680
Net (Loss)				(335,435)	(335,435)
Balance, June 30, 2020	285,439,993	$28,544	$25,231,711	$(32,068,673)	$(6,808,419)

Common stock issued for cash	5,000,000	500	49,500		50,000
Stock issued for services	5,467,343	547	36,953		37,500
Warrants/Options granted for sale of stock			70,500		70,500
Conversion of notes payable and accrued interest/expenses	50,443,423	5,044	256,643		261,687
Net income				1,127,205	1,127,205
Balance, September 30, 2020	346,350,759	$34,635	$25,645,307	$(30,941,469)	$(5,261,527)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Deficit

Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

Stock issued for services	2,004,994	200	49,800		50,000
Conversion of notes payable and accrued interest/expenses	47,580,214	4,758	1,497,020		1,501,778
Net income				2,867,915	2,867,915
Balance, March 31, 2021	431,508,916	$43,150	$28,314,866	$(31,435,410)	$(3,077,394)

Exercise of stock options for cash	8,644,371	864	215,245		216,109
Stock issued for services	1,659,450	166	49,834		50,000
Conversion of notes payable and accrued interest/expenses	9,442,455	944	150,239		151,183
Correction of prior period error	(76,330)	(8)	8
Net income				120,747	120,747
Balance, June 30, 2021	451,178,862	$45,116	$28,730,192	$(31,314,663)	$(2,539,355)

Stock issued for services	2,491,454	251	62,249		62,500
Net income				100,491	100,491
Balance, September 30, 2021	453,670,316	$45,367	$28,792,441	$(31,214,172)	$(2,376,364)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income for the Period	3,089,153	$870,323
Net cash used in operating activities:
Common stock issued for services	162,500	77,000
Amortization of pre-paid stock issued	-	525,368
Depreciation and amortization	9,959	9,397
True-up and penalty shares issued	-	48,703
Stock warrants/stock options issued for services	-	394,893
Change in fair value of derivative liabilities	(2,624,687)	(2,826,397)
Loss (Gain) on extinguishment of debt/gain on settlement of debt	(1,446,207)	40,482
Loan Forgiveness (SBA-PPP Loan)	(179,183)	-
Bad debt expense	(567,993)	36,194
Amortization of debt discount	766,805	190,991
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	(20,954)	(51,324)
Change in interest receivable	(24,129)	(36,193)
Other current assets and prepaid expenses	-	33,089
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	42,750	499,012
Contract Liability	-	(42,500)
Net Cash (Used) in Operating Activities	(791,986)	(230,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on notes receivable	567,993	-
Net Cash Provided in Investing Activities	567,993	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(75,000)
Proceeds from note payable	55,000	75,000
Proceeds from SBA-PPP Loan	-	177,200
Repayments for related party notes and line of credit	(9,209)	(4,635)
Proceeds from issuance of common stock from warrant exercise	216,109	50,000
Net Cash Provided by Financing Activities	261,900	222,565

Net Increase (Decrease) in Cash	37,907	(8,397)

Cash at Beginning of Period	$7,504	14,510
Cash at End of Period	$45,411	$6,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing and financing activities:
Accrued interest increasing notes receivable	$24,129	$12,064
Conversion of debt and accrued interest to common stock	$1,652,961	$987,513
Common stock issued for services	$100,000	$37,500
Acquisition of subsidiary with long-term debt	1,041,096	-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

FISION Corporation, a Delaware corporation (the “Company”) was incorporated under a former name on February 24, 2010 and was inactive until December 2015 when it merged with Fision Holdings, Inc., an operating business based in Minneapolis, Minnesota. As a result of this reverse merger, Fision Holdings, Inc. became a wholly-owned subsidiary of the Company. Fision Holdings, Inc. was incorporated in Minnesota in 2010, and has developed and commercialized a proprietary cloud-based software platform which automates and integrates digital marketing assets and marketing communications to “bridge the gap” between marketing and sales of any enterprise. The Company’s software licensing contracts typically have terms of from one to three years, requiring monthly subscription fees based on the customer’s number of users and the locations where used. The Company’s business model provides it with a high percentage of recurring revenues.

In May-August 2021, we acquired Scoreinc.com, Inc., a Puerto Rico corporation (“Score”), a leading provider of SaaS credit repair software solutions, resulting in Score becoming a wholly-owned subsidiary of the Company.  See Note 14.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation, its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including our Volerro software services), and its wholly-owned Score subsidiary in Puerto Rico.

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

Although these interim consolidated financial statements for the three-month and nine-month periods ended September 30, 2021 and 2020 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for these 2021 interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future period.

These unaudited interim consolidated financial statements should be read and considered in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K filed with the SEC on April 15, 2021.

Principles of Consolidation

These consolidated interim financial statements include the accounts of FISION Corporation, a Delaware corporation,  its wholly-owned Minnesota subsidiary Fision Holdings, Inc, a Minnesota corporation and its Score subsidiary in Puerto Rico from the date of the Score acquisition.  All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2021 and December 31, 2020, we had no cash equivalents.

Concentration of Credit Risk and Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2020 and the nine months ended September 30, 2021, we may have had cash deposits in our bank that exceeded FDIC insurance limits. We maintain our bank accounts at high quality institutions and in demand accounts to mitigate this risk. Regarding our customers, we perform ongoing credit evaluations of them, and generally we do not require collateral from them to do business with us.

For the nine months ended September 30, 2021, two customers each exceeded 10% of our revenues, including one for 30% of revenues and one for 12% of revenues.  We face the material risk factor that a significant reduction for any reason in the use of our software solutions by one or more of our major customers may harm our business materially.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application will have a material impact on its consolidated financial statements. As of September 30, 2021, the Company had no leases, and pays for a virtual office on a month-to-month basis.

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

	For the nine months ended September 30,
	2021	2020
Net income	$3,089,153	$870,323
Adjustments for diluted earnings:
Income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average shares outstanding:
Basic	437,938,076	233,796,266
Diluted	457,381,670	233,796,266

For the nine months ended September 30, 2021 and September 30, 2020, there were 19,443,594 and 206,848,608 potentially dilutive securities respectively, included in the calculation of weighted-average shares outstanding.

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

At September 30, 2021 we had a working capital deficiency of $2,343,194, an accumulated deficit of $31,214,172 and net cash used in operating activities of $791,986, and the Company had an operating loss of $927,831 for the nine months ended September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2021:

	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$379,616

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value Dec 31, 2020	Additions	Change in fair Value	Extinguishment	Fair Value Sept. 30, 2021

Derivative liability	$4,251,179	199,332	$(2,624,687)	$(1,446,207)	$379,616

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other income and expensed in these financial statements. We also recognized a gain on extinguishment of debt of $1,446,207 during the period ending September 30, 2021.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Exercise price	$.0298-.05
Expected Volatility	153%
Expected Term	Due on demand to 36 mos.
Risk free interest rate	0.04%-0.09%
Expected dividends	-

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

NOTE 4 - ACCOUNTS RECEIVABLE

Our accounts receivable at September 30, 2021 and December 31, 2020 consisted of the following:

	Sept. 30, 2021	Dec. 31, 2020
Accounts receivable	$21,721	$767
Less: Allowance for doubtful accounts	-0-	-0-
Accounts Receivable, net of allowance for doubtful accounts	$21,721	$767

NOTE 5 - NOTES RECEIVABLE

The Company had a notes receivable balance of $24,129 at September 30, 2021 and $0 at December 31, 2020.

	Sept. 30, 2021	Dec. 31, 2020
Notes receivable	$366,634	$804,300
Accrued interest	7,067	101,200
Total	$373,701	$905,500
Less allowance for doubtful accounts	(349,572)	(905,500)
Notes receivable, net	$24,129	$-

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

Additionally, the Company as a Petitioning Creditor has participated in an involuntary bankruptcy petition for Continuity Logic LLC in the United States Bankruptcy Court, District of New Jersey. Since we are the only secured lender, as a first priority and perfected lienholder, we expected the first $567,993 of collected proceeds to be released to us less any bankruptcy court related costs, as of the date of the settlement with Continuity Logic LLC.

In June 2021, we obtained a settlement in the Bankruptcy Court proceeding which should enable us to collect a material amount of this Continuity Logic debt through future installment payments, in an amount that exceeds our allowance for doubtful accounts.  Any future payments received by us will be recorded and accounted for as Other Income. Additionally, as a settlement has been reached with Continuity Logic, LLC, we recorded the quarterly interest income on the notes receivable of $24,129 as the likelihood of collection is imminent, whereby no bad debt reserve was recorded.

As of September 30, 2021, we received $567,993 in settlement proceeds, whereby we booked these proceeds as other income-settlement proceeds. Our Notes Receivable balance from Continuity Logic LLC is reduced to $373,701 inclusive of accrued interest, as of September 30, 2021. Our settlement agreement also indicates a final settlement payment of $466,633.70 plus accrued interest at 7% per annum, on or before April 30, 2022, whereby $100,000 of this settlement amount has been paid and collected (this $100,000 is included in the $567,993 settlement proceeds from above), with an outstanding principal balance owed by Continuity Logic, LLC to us of $366,633.70 plus accrued interest of $7,067.30, as of September 30, 2021. In addition, Continuity Logic LLC shall pay us an additional $45,000 on or before May 30, 2022 in consideration for certain mutual general releases of all claims, and Fision, together with its officers and directors have agreed that they shall not, directly or indirectly, take any action to purchase, or otherwise obtain, any equity interest in Continuity Logic LLC, for at least two years.

During the period, we settled and satisfied the complaint against us in a Minnesota District Court regarding our debt to Decathlon Alpha L.P.  We used $60,000 of these Continuity Logic LLC settlement proceeds to make an initial payment on a this settled complaint with Decathlon Alpha L.P., with a final payment due no later than September 15, 2022. Details of this Decathlon Alpha L.P. settlement is disclosed in the litigation section in Item 2 of the Management Discussion and Analysis of financial condition and results of operations of this Form 10Q report.

Furthermore, during the period ending September 30, 2021, we used the Continuity Logic LLC settlement proceeds as follows: i) $87,193 payments to our law firm for the Continuity Logic LLC bankruptcy petition and settlement; ii) $178,750 for reimbursement to Capital Market Solutions for expenses incurred for the surgery center business; iii) $46,862 other surgery center expenses, including architects ; iv) $27,568 to our Florida Ft. Myers ASC LLC subsidiary bank account,; iv) $50,000 marketing expenses for Score, Inc., pursuant to the May 30, 2021 acquisition agreement; v) $50,000 for Fision development expenses with Rubicon Software; vi) $65,000 to Fision bank account; and vii)  $2,620 remains at the law firm trust account.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consist of the following at September 30, 2021 and December 31, 2020.

	Sept. 30, 2021	Dec. 31, 2020
Equipment	$15,720	$15,720
Furniture & Fixtures	471	471
Less: Accumulated Depreciation	(16,191)	(16,018)
Net Property and Equipment	$-	$173

For the nine-month period ending September 30, 2021, we accounted for $173 of depreciation expense.

NOTE 7 - INTELLECTUAL PROPERTY: SOFTWARE AND GOODWILL

	Sept. 30, 2021	Dec. 31, 2020
Intellectual Property: Software Code	$68,500	$68,500
Less: Accumulated Amortization	(42,813)	(33,027)
Net Intellectual Property: Software Code	$25,687	$35,473

Intangible asset amortization expense on our software code for years 2021 through 2024 will amount to approximately $25,687 as we will fully amortize the intellectual property in 2024. For fiscal 2021 through 2024, the amortization period for identifiable intangible assets on our software code is 7 years, with amortization expense of approximately $9,786, $9,786 and $6,115 to be recognized, respectively.

A summary of changes in the Company’s goodwill consists of the following during the nine months ending September 30, 2021:

Intellectual Property: Goodwill:	Sept. 30, 2021	Dec. 31, 2020
Goodwill - Scoreinc.com acquisition (See Note 14)	$1,041,096	-
Goodwill - customer contracts	$8,800	$13,800
Less: Impairment Expense	-	(5,000)
Goodwill	$1,049,896	$8,800

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2020, the Company determined that the fair value of our goodwill on customer contracts was slightly less than our book value, and therefore we took a $5,000 goodwill impairment charge in the fourth quarter of 2020, as some of our customers did not renew our software licensing and hosing contracts at the end of fiscal year 2020. The Company did not take any goodwill impairment expense on customer contracts during the nine months ending September 30, 2021.

NOTE 8 - NOTES PAYABLE

At September 30, 2021, we were indebted under various Notes Payable with interest rates of 6% to 15%, including current related party short term Notes payable of $74,000, other current Notes payable, mostly in default, of $904,300, and long-term Convertible Notes Payable having a long-term debt discount amount of $8,137, resulting in a balance of $617,863, including $500,000 to a related party.

During the first quarter ended March 31, 2021, related parties converted outstanding notes payable and accrued interest in the total amount of $732,525 into common stock of the Company. See Notes 10 and 11.

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

During the period, we settled and satisfied the complaint against us in a Minnesota District Court regarding our debt to Decathlon Alpha L.P.  We used $60,000 of these Continuity Logic LLC settlement proceeds to make an initial payment on a this settled complaint with Decathlon Alpha L.P., with a final payment due no later than September 15, 2022. Details of this Decathlon Alpha L.P. settlement is disclosed in the litigation section in Item 2 of the Management Discussion and Analysis of financial condition and results of operations of this Form 10Q report.

NOTE 10 -- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At September 30, 2021 there were 453,670,316 outstanding shares of common stock and no outstanding shares of preferred stock.

Director Services - During the first quarter ended March 31, 2021, we issued a total of 2,004,994 restricted common shares valued at $50,000 to our directors for their quarterly management services, including 459,559 shares valued at $12,500 to director John Bode, 515,145 shares valued at $12,500 to director Michael Brown, 515,145 shares valued at $12,500 to director William Gerhauser, and 515,145 shares valued at $12,500 to director Greg Nagel.

During the second quarter ended June 30, 2021, we issued a total of 1,659,450 restricted common shares valued at $50,000 to our directors for their quarterly management services, including 396,825shares valued at $12,500 to John Bode, 420,875 share valued at $12,500 to Michael Brown, 420,875 shares valued at $12,500 to William Gerhauser, and 420,875 shares valued at $12,500 to Greg Nagel.

During the third quarter ended September 30, 2021, we issued a total of 2,491,454 restricted common shares valued at $62,500 to our directors for their quarterly management services, including 592,417 shares valued at $12,500to John Bode, 435,540 shares valued at $12,500 to Michael Brown, 435,540 shares valued at $12,500 to William Gerhauser, 435,540 shares valued at $12,500 to Greg Nagel, and 592,417 shares valued at $12,500 to Joshua Carmona.

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

NOTE 11-- RELATED PARTIES

During the nine months ended September 30, 2021 we issued a total of 6,155,894 shares of our restricted common stock to our directors for management services. See above Note 10.

Incident to Note Conversions during the first quarter ended March 31, 2021, certain related party Noteholders converted an aggregate of $732,525 of their Notes and accrued interest into 18,167,057 shares of our restricted common stock. See above Note 11.

NOTE 12 - COVID-19 LOAN and LOAN FORGIVENESS

In April 2020, we obtained an SBA long-term loan under the federal COVID-19 Payroll Protection Program (PPP) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum. The loan proceeds used for labor, office costs and utilities were subject to loan forgiveness under the terms of the SBA/PPP program. During the second quarter ended June 30, 2021, the SBA and Richfield/Bloomington Credit Union forgave any repayment of the entire loan and related accrued interest pursuant to which we recorded a total loan forgiveness of $179,182 as Other Income.

NOTE 13 - ACQUISITION OF SCORE

On April 1, 2021, the Company entered into a Memorandum of Understanding (“MOU”) with Scoreinc.com, Inc., a Puerto Rico Corporation (“Score”) and Joshua Carmona (“Carmona”), an individual who owned 100% of Score. This MOU contained the material terms of the acquisition by Fision Corporation of 100% of Score including its subsidiaries.  On May 30, 2021, the Company entered into a definitive Purchase and Sale Agreement (“PSA”) with Score, Carmona, and VIP Solutions, LLC (“VIP”), a subsidiary of Score, and pursuant to the PSA, the Company acquired 100% of Score to become a wholly owned subsidiary of Fision Corporation. The Company also acquired certain assets of VIP listed in the PSA. Score is an Act 73 company under Puerto Rico law that is in the enterprise software space and currently provides business to business solutions for approximately 100 US companies in the credit repair sector.   Mr. Carmona owned 100% of Score capital stock free and clear of all liens and encumbrances of any kind, and VIP owned its assets acquired by the Company free and clear of all liens and encumbrances of any kind.

For accounting and general purposes, the date of acquisition of Score was considered to be the May 30, 2021 date of the PSA, although the final closing occurred in August 2021 only after a required certified audit of Score’s business operations and financial position was completed and accepted by Fision.

In consideration for this acquisition of Score, we issued to Carmona a Senior Secured Promissory Note for $500,000 substantially in the form attached as Exhibit 1 of the PSA, convertible into not more than ten (10) million shares of common stock of Fision at the higher of USD $0.05 per share or at the volume weighted average price (VWAP) over the last 10 trading days prior to conversion. Fision will also issue to Carmona not later than March 31, 2023 a second, unsecured promissory note in a form satisfactory to Fision and Carmona in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. We also appointed Carmona as a member of our Board of Directors and as our Chief Operating Officer. His sole compensation for these management services will be $50,000 per year paid at $12,500 quarterly in shares of restricted common stock of Fision as determined by the closing stock price on the last trading day of each calendar quarter.

The acquisition was accounted for using the purchase method of accounting. Score is a leading industry provider of software and services that empower credit repair organizations to be compliant and successful.  ScoreCEO, its credit repair software as a service (SaaS) platform is  used by many credit repair organizations to achieve success. The purchase of Score was a stock purchase, which included the acquisition of all its assets and the assumption of certain liabilities of $50,000. The aggregate purchase price consisted of the following:

Fair value convertible note, with conversion into common stock	$500,000
Net liabilities assumed	50,000
Contingent consideration liability	491,096
Goodwill-Score, Inc. Acquisition	$1,041,096

The following table summarizes the estimated fair values of Score assets acquired and certain liabilities assumed at the date of acquisition:

Cash	$10,109
Accounts Receivable, including related party	96,136
Accounts payable and accrued expenses (limited to $50,000)	(50,000)
$56,245

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of acquired assets, certain assumed liabilities and goodwill based on its customer base and ongoing business. The allocation of purchase price consideration was considered preliminary as of May 30, 2021 and is subject to change. We expect to finalize the allocation of purchase price no later than one year from the acquisition date.

The following table presents the unaudited pro-forma condensed consolidated statements of operations for the nine months ended September 30, 2021:

	FISION	SCORE, Inc.	SURGERY CENTER	Pro-forma Adjustments	Pro-forma Combined
Sales, net	$240,899	$324,722	$-	$-	$565,621
Cost of goods sold	71,691	-		-	71,691
Gross profit	$169,208	$324,722	$-	$-	$493,930

Operating expenses	793,983	395,278	232,500	-	1,421,761

Net loss before other expenses	(624,775)	(70,556)	(232,500)	-	(927,831)

Other income (expenses)	4,016,984	-	-	-	4,016,984

Net income (loss)	$3,392,209	$(70,556)	$(232,500)	$-	$3,089,153

See these accompanying notes to the foregoing condensed consolidated unaudited proforma financial information.

Proforma Note 1. - Basis of presentation

The unaudited pro forma condensed consolidated financial statements, as of September 30, 2021, are based on Fision Corporation’s  historical consolidated financial statements as adjusted to give effect to the acquisition of Score as if it had occurred on January 1, 2021.

Proforma Note 2 -Purchase price allocation

The unaudited pro forma condensed financial information includes various assumptions, including those related to the purchase price allocation of the stock purchase and the assumption of certain liabilities assumed from Score based on management’s best estimates of fair value. For a description of the material terms of this acquisition of Score, see the section in Item 2 of this quarterly report entitled “Acquisition of Score”

NOTE 14- SUBSEQUENT EVENTS

As of the date of this quarterly report, the following material subsequent events occurred after September 30, 2021.

Stock issued for conversion of debt – In November, 2021, we issued 2,749,711 shares of common stock for the conversion of $74,242.10 debt to an accredited investor.

Effective November 19, 2021, the Board of Directors approved William Gerhauser, a director, the Chief Executive Officer of the Company.

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

During most of 2019 and until March 2020, our executive management consisted primarily of two persons who are partners of our major affiliate and principal shareholder, Capital Markets Solutions, LLC (“CMS”), and who served us as our principal management on an interim basis under the terms of a Consulting Agreement between us and CMS. This Consulting Agreement expired in March 2020, and the two CMS partners acting as our interim executive management then resigned as executive officers and directors of the Company. Since April 2020 until May 2021, our management consisted of four directors, Michael Brown, John Bode (independent), William Gerhauser and Gregory Nagel (independent), with Michael Brown also acting as our principal executive and financial officer, after which incident to the Score acquisition we added Joshua Carmona as our fifth director and our Chief Operating Officer.

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

We anticipate opening the Ft Myers Ambulatory Surgery Center for commercial operations in mid-2022.

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

We used $232,500 of the Continuity Logic LLC settlement proceeds for the development of the surgery center business for the period ending September 30, 2021 (see Note 5).

Acquisition of Score, Inc.

On April 1, 2021, through a Memorandum of Understanding (MOU) between the Company, Scoreinc.com, Inc., a Puerto Rico corporation (“Score”) and Joshua Carmona (Carmona”) (100% owner of Score), we agreed to acquire Score based on the material terms of the MOU. The MOU terms were made definitive and binding in May 2021 through a Purchase and Sale Agreement (“PSA”) entered into by all parties to the MOU.

After completing satisfactory due diligence regarding Score and its business operations and financial position/results, we closed and completed this acquisition in August 2021 after receiving and accepting a certified independent audit of Score required by the PSA, resulting in Score then becoming a wholly-owned subsidiary of the Company.

Score is a Puerto Rico corporation in good standing and is engaged in the enterprise software industry where it provides business-to-business software solutions in credit repair for approximately 100 US companies. Score owns 100% of its significant subsidiary VIP Solutions LLC. Score is an Act 73 company under Puerto Rico law, and our acquisition of Score was conducted to ensure that Score maintained this important Act 73 status after becoming our subsidiary. Through this Score acquisition, we obtained 11 employees based in Score headquarters in Puerto Rico.

A requirement of this Score acquisition requires us to provide future working capital to Score of at least $500,000 during the 18 months following the acquisition, to be used for software development and integration, marketing expenses, and hiring additional employees as needed. We anticipate that such funding also will support integration of the Fision and Score software platforms to allow them to be marketed jointly.

In consideration for acquiring Score, (i) we issued to Carmona a Senior Secured Convertible Promissory Note in the principal amount of $500,000, maturing in two years, and convertible into common stock of the Company at the higher conversion price of USD $.05 per share or the volume weighted average price (VWAP) over the last 10 trading days prior to conversion, and (ii) by March 31, 2023, we will issue and deliver to Carmona an unsecured promissory note in an amount equal to Score’s average gross annual revenue for calendar years 2021 and 2022, convertible into our common stock at $.20 per share but not for more than 10 million shares.

We also appointed Carmona as a member of our Board of Directors and as our Chief Operating Officer (COO), while being compensated at an annual rate of $50,000, with quarterly payments of $12,500 paid through issuance of our restricted common stock to Carmona based on the closing price of such stock on the last trading day of each quarter.

Significant Improvement of Our Financial Position

Since 2019, much of our management efforts have been focused toward improving our balance sheet and overall financial position, in order to increase our ability to raise additional capital and also to enhance our status as a prospective merger partner with an operating company. We believe we have successfully accomplished this goal based on the following and other matters:

i) Debt to Equity - Most important for this improvement of our financial position, we successfully converted a majority of our outstanding Notes Payable and their accrued interest into common stock of the Company. These Notes Payable conversions have totaled $4,939,876 including $1,198,106 converted in 2019, $2,088,809 converted in 2020, and $1,652,961 converted during the first nine months of 2021.  For example, even recently our outstanding short-term Notes Payable have decreased substantially from $1,863,389 as of December 31, 2020 to $978,300 as of September 30, 2021.

ii) These many debt conversions have substantially reduced our required interest expenses. For example, our interest expenses for the period ending September 30, 2021 were $226,064, compared for fiscal year 2020 were $343,551.

iii) These debt conversions of Notes Payable also resulted in substantial reductions of related Derivative Liabilities recorded as current liabilities on our balance sheet. For example, our Derivative Liabilities were recorded as $4,251,179 at December 31, 2020 as compared to $379,616 at September 30, 2021.

iv) Total Liabilities - We have also recently reduced our total liabilities substantially from $7,550,010 as of December 31, 2020 to $3,543,414 as of September 30, 2021.

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

When used in this report, the terms “the Company,” “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and our wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation (including its Volerro software services), as well as our Florida LLCs acquisition and Puerto Rico Score acquisition.

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

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, which loans have been long overdue and matured on August 31, 2019. The Company was a petitioner with the U.S. Bankruptcy Court in the District of New Jersey, whereby the outcome was a settlement with Continuity Logic LLC. After the recent settlement, we received $567,993 proceeds during the period ending September 30, 2021, and we are expecting the final settlement proceeds of $366,633.70 by April 30, 2022, plus accrued interest, and an additional $45,000 on or before May 30, 2022. Our note receivable balance, as of September 30, 2021 is $366,633.70 plus accrued interest of $7,067.30 earning 7% interest income per annum, less allowance for doubtful accounts of $349,572, resulting in a net note receivable balance of $24,129. When we receive the additional settlement payments, we will recognize the proceeds as other income-settlement of Continuity Logic.

Contemplated Business Combination

We have been seeking a merger or other business combination, with our primary target being one or more established private software services companies which could be complementary with our Fision business and structure. We believe such a merger would be very beneficial to such a private entity due to our public company status, our large tax loss position, our commercially developed proprietary Fision software platform, our customer base, and other benefits. We intend to target and pursue such a merger only with one or more private entities having material and growing revenues.

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

Employees and Properties

We currently utilize several independent contractors to perform most of the necessary operational, development and customer support activities for the Company’s Fision software platform, and except for our recent Score acquisition, we have no fulltime employees.  Regarding our Score acquisition, which is now being absorbed into the Company, we have obtained 8 employees in Puerto Rico who operate that software business and platform, as well as the Score facilities in Puerto Rico.

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

Litigation

See Note 5 of our interim financial statements included in this quarterly report for disclosure regarding our recent legal proceedings to collect a substantial amount of Notes Receivable owed to us by Continuity Logic LLC, whereby we collected $567,993 during the period, with an additional $366,633.70, plus accrued interest, expected on or before April 30, 2022 and an additional $45,000 expected by May 30, 2022.

We recently settled and satisfied the complaint against us in a Minnesota District Court regarding our debt to Decathlon Alpha L.P.  We paid $60,000 for an initial payment on this Decathlon settlement, with a full and final payment due to Decathlon on the earlier of: (a) five business days from the Company’s receipt of the Continuity Logic LLC final settlement funds (detailed in the above paragraph), or (b) an amount not to exceed $117,500 if paid by September 15, 2022.

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

Accounts Receivable - We maintain allowances for potential credit losses on accounts receivable. In connection with the preparation of our financial statements, management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment patterns, and current economic trends in order to evaluate the adequacy of these allowances. Accounts determined to be uncollectible are charged to operations when that determination is made.

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

 Results of Operations for the Three Months Ended September 30, 2021 and 2020

Revenue -- Revenue was $200,159 for the quarter ended September 30, 2021 compared to revenue of $83,935 for the quarter ended September 30, 2020, which increase in revenue in the 2021 third quarter compared to the 2020 third quarter was primarily because of increased use by a major customer of our Fision software platform and added revenue from the acquisition of Score.

Cost of Sales - Cost of sales for the quarter ended September 30, 2021 was $22,458 (11.2% of revenue) compared to cost of sales of $22,275 (26.5% of revenue) for the quarter ended September 30, 2020, basically the same amount for these two quarterly periods, however, our cost of sales, as a percentage of gross revenue, significantly decreased during this period.

Gross Margin - Gross margin for the quarter ended September 30, 2021 was $177,701 compared to $61,660 for the quarter ended September 30, 2020. Gross margin as a percentage of revenue was 88.8% for the third quarter of 2021 compared to 73.5% of revenue for the third quarter of 2020. The gross margin increase is due primarily to the increase in revenue from the acquisition of Score.

Operating Expenses - Operating expenses for the quarter ended September 30, 2021 were $694,227 compared to operating expenses of $171,996 for the quarter ended September 30, 2020. Sales and marketing expenses for the quarter ended September 30, 2021 were $65,187 compared to $2,136 for the quarter ended September 30, 2020, which increase in the third quarter of 2021 was primarily due to marketing expenses incident to sales and marketing costs related to Score customers.  Development and support expenses for the quarter ended September 30, 2021 were $285,330 compared to $77,404 for the quarter ended September 30, 2020, which increase for the second quarter of 2021 was due primarily to the development costs for the surgery center business. General and administrative expenses for the quarter ended September 30, 2021 were $343,710 compared to $92,456 for the quarter ended September 30, 2020, which substantial increase in the 2021 third quarter was primarily due to increased consulting, professional and administrative expenses related to our two acquisitions of the Florida surgery center project and of Score in Puerto Rico.

Operating Loss -- Operating loss for the quarter ended September 30, 2021 was $516,526 compared to $110,336 for the quarter ended September 30, 2020, which increased operating loss for the third quarter of 2021 was primarily due to increased general and administrative expenses to support our recent acquisitions and the development of the surgery center business.

Other Income/(Expenses) - Other income/(expenses) for the quarter ended September 30, 2021 was $617,017 consisting of other income of $675,837 (consisting of a gain of $580,058 related to our settlement of the Continuity Logic receivables, interest income and a $95,779 gain on change in fair value of derivatives), offset by $(58,820) of debt interest/debt amortization expenses), compared to other income of $1,237,541 for the quarter ended September 30, 2020 (consisting of a gain of $1,476,697 in fair value of derivatives and other income of $11,837, offset by $(238,929) of debt interest/debt amortization expenses and a bad debt expense of $(12,064).  The substantially larger amount of other income in the 2020 third quarter was due primarily to a much greater recorded accounting gain in fair value of derivatives compared to the 2021 third quarter.

Net Income - Our net income for the quarter ended September 30, 2021 was $100,491 compared to net income of $1,127,205 for the quarter ended September 30, 2020, which substantially larger net income for the 2020 third quarter was primarily due to the much greater  recorded accounting gain in change in fair value of derivatives compared to the 2021 third quarter.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Revenue – Revenue was $565,621 for the nine months ended September 30, 2021 compared to $264,424 for the nine months ended September 30, 2020, which increase in revenue for the nine-month period of 2021 was due primarily to revenue from the acquisition of Score.

Cost of Sales - Cost of sales was $71,691 (12.7% of revenue) for the nine months ended September 30, 2021 compared to $73,996 (28% of revenue) for the nine months ended September 30, 2020, basically the same amount for these two nine-month periods, however, our cost of sales, as a percentage of gross revenue, significantly decreased during this period.

Gross Margin - Gross Margin was $493,930 for the nine months ended September 30, 2021 compared to $190,428 for the nine months ended September 30, 2020. Gross margin as a percentage of revenue was 87.3% for the first nine months of 2021 compared to 72% of revenue for the first nine months of 2020. The gross margin increase is due primarily to the increase in revenue from the acquisition of Score.

Operating Expenses - Operating expenses for the nine months ended September 30, 2021 were $1,421,761 compared to operating expenses of $1,289,471 for the nine months ended September 30, 2020. Sales and marketing expenses for the nine months ended September 30, 2021 were $71,625 compared to sales and marketing expenses of $6,535 for the nine months ended September 30, 2020, which increase in the 2021 nine-month period was due to sales and marketing costs related to the Score acquisition.  Development and support expenses for the nine months ended September 30, 2021 were $388,686 compared to development and support expenses of $273,697 for the nine months ended September 30, 2020, which increase in the nine-month period of 2021 was primarily due to development costs with our surgery center business.  General and administrative expenses for the nine months ended September 30, 2021 were $961,450 compared to general and administrative expenses of $1,009,239 for the nine months ended September 30, 2020, relatively the same for both nine-month periods.

Operating Loss - Operating loss for the nine months ended September 30, 2021 was $927,831 compared to an operating loss of $1,099,043 for the nine months ended September 30, 2020, which decrease for the nine-month period of 2021 was due primarily to increased.

Other Income/(Expenses) - Other income/(expenses) for the nine months ended September 30, 2021 was income of $4,016,984 (consisting of a gain of $2,624,687 in the fair value of derivatives, a gain of $1,446,207 on extinguishment of debt, and other income of $783,370 primarily including proceeds from our settlement of the Continuity Logic receivables and the loan forgiveness of the SBA/PPP loan, offset by debt interest/debt amortization of $(825,215) and $(12,065) of bad debt expense), compared to other income/(expenses) for the nine months ended September 30, 2020 of income of $1,969,366 (consisting of a gain in fair value of derivatives of $2,826,397 and other income of $35,966, offset by debt interest/debt amortization expenses of $(816,321), a settlement of debt expense of $(40,482), and a $(36,194) bad debt expense).

Net Income - Our net income for the nine months ended September 30, 2021 was $3,089,153 compared to net income of $870,323 for the nine months ended September 30, 2020. The substantial gain in net income for the 2021 nine-month period was due primarily to non-operating gains from accounting procedures used to record fair value of derivatives and debt extinguishment, the loan forgiveness income of our SBA-PPP loan and proceeds from the collection of the Continuity Logic note receivable settlement proceeds and increased revenues due to the Score acquisition.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue our operations. Much of our cost structure for our Fision marketing software platform is based on costs related to personnel and contracted operational services including our cloud-based service provider, and not subject to material variability. We will need to raise substantial additional capital through offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay certain past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance, or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

As of September 30, 2021, we had total current liabilities of $2,434,455 including accounts payable and accrued expenses of $1,076,539, short-term Notes Payable of $978,300, and derivative liabilities of $379,616. In addition, our long-term liabilities as of September 30, 2021 included Convertible Notes of $617,863 net of debt discount of $8,137 and a long-term contingent liability $491,096 on the Score, Inc. acquisition.

As of the date of this filing, we have approximately $50,000 cash, which we believe along with our projected receipt of accounts receivable and customer revenues will last only until the end of 2021. Accordingly, we need to continue raising substantial capital to support our operations. Our management estimates that based on our current monthly expenses net of expected revenue, we will require at least $500,000 in additional financing to fund our operational working capital needs for the next 12 months. Financing may be sought from a number of sources such as sales of equity or debt securities (including convertible debt), cash from exercise of warrants, and loans from affiliates, banks, or other financial institutions. We may not be able to sell any such securities or otherwise obtain such financing when needed on terms acceptable to us, if at all. If further financing is not available as needed, our business would suffer substantially or may even fail.

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

Net Cash (Used) in Operating Activities - During the nine months ended September 30, 2021, we used net cash in operating activities of ($791,986) compared to using ($230,962) of net cash used in operating activities in the nine months ended September 30, 2020.

Net Cash Provided (Used) in Investing Activities – During the nine months ended September 30, 2021, we  had $567,993 provided to us from the collections of the notes receivable from the Continuity Logic settlement compared to not having any funds used in investing activities for the period ending September 30, 2020.

Net Cash Provided By Financing Activities -- During the nine months ended September 30, 2021, we were provided with net cash by financing activities of $261,900 including proceeds of $55,000 from a note payable and $216,109 from proceeds from the exercise of warrants to common stock, offset by a repayment of our line of credit. In comparison, during the nine months ended September 30, 2020, we were provided with net cash by financing activities of $222,565 including proceeds of $50,000 from sale of common stock, proceeds of $177,200 from a SBA PPP loan, and issuance of a note payable of $75,000, offset by repayment of the $75,000 note payable and repayments of $4,635 on related party notes and a line of credit.

Convertible Note Financing

A majority of our financing during the past three years has consisted of Convertible Notes sold to various accredited investors. We raised a total of $2,959,500 from such convertible debt financing in 2018; we raised a total of $964,000 from convertible debt financing in 2019; and we raised a total of $75,000 from convertible debt financing in 2020. In addition, we raised a total of $55,000 from non-convertible debt financing in the period ending June 30, 2021. We also issued a $500,000 convertible note, at $.05 per share, for the acquisition of Score. (See Note 13 of the financial statements herein).

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the nine months ended September 30, 2021, we incurred an operating loss of $(927,831). And our accumulated deficit as of September 30, 2021 is $(31,214,172). These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2021, or as of the date of this report.

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

Our principal executive officer/principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q). Based on his evaluation as of the end of the quarterly period covered by this report, he has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management and principal officers to allow timely decisions regarding required disclosure, because of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting -- There have been no changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the third quarter of our fiscal year ended September 30, 2021 are as follows:

Director Services - In the third quarter ended September 30, 2021, we issued a total of 2,491,454  restricted common shares to our directors in consideration for management services provided by them valued in total at $62,500.

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

FISION Corporation

Dated: November 23, 2021	By:	/s/ William Gerhauser
William Gerhauser
Principal executive officer and Principal financial and accounting officer

