Form 10-K
period 2021-12-31
FISION Corp
filed 2023-01-03
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,955,037 on June 30, 2022.

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 462,878,589 shares of common stock are outstanding as of December 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: None

Corporate Contact Information

Our current principal executive and administrative offices are located at 1650 West End Boulevard, Suite 100, Minneapolis, Minnesota 55416; our telephone number is (763) 259-5825 and we maintain a website atwww.fisiononline.com.

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

The board is exploring raising more working capital through the issuance of common and preferred stock. We have engaged an investment banking firm that specializes in health care to advise on the appropriate structure and to assist raising capital.

Effective September 18, 2022, the Board of Directors of registrant FISION Corporation, a Delaware corporation (“FISION”) replaced William Gerhauser as the Chief Executive Officer of FISION, and concurrent and immediately effective thereto, the Board of Directors appointed John Bode as Interim Chief Executive Officer to serve until his successor is appointed or elected. Mr. Bode is currently a director of FISION and will continue to serve on its Board of Directors. Michael Brown, a director of FISION, was also appointed as Chairman of the Board of Directors of FISION effective immediately.

The Board of Directors appointed William Gerhauser chief executive officer on November 19, 2021. Previous to this appointment, our management consisted of our four directors Michael Brown, William Gerhauser, John Bode (independent), and Gregory Nagel (independent). Michael Brown served as our principal executive. Joshua Carmona was appointed Director and Chief Operating Officer upon the completion of the acquisition of Scoreinc.com on May 30, 2021. Mr. Gerhauser is the 100% owner of Capital Markets Solutions, LLC (“CMS”) through which the Company was managed by two executives under the terms of a Consulting Agreement between us and CMS. When this CMS Consulting Agreement expired in March 2020, the two CMS executives managing the Company resigned all management positions with the Company.

Over the past two years, we have increased fixed cost cutting measures through outsourcing administrative, marketing and development functions to help manage working capital. At this time, we also no longer lease any office, administrative or operational facilities other than a “virtual” office location in Minneapolis on a monthly basis.

Acquisition to Engage in Medical Ambulatory Surgery Center (“ASC”) Business

In November 2020, the Company entered into an agreement to acquire 100% of the equity membership interests of Ft Myers ASC LLC (“Ft Myers ASC”) and ASC SoftDev LLC (“SoftDev”) from Capital Market Solutions, LLC (“CMS”), in exchange for the reimbursement of up to $200,000 of related out of pocket expenses. These two Florida limited liability companies were organized by CMS in the fall of 2020 to engage in the development and operation of a medical Ambulatory Surgery Center and are now wholly owned subsidiaries of the Company. Our agreement with CMS for this acquisition was set forth in full as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 19, 2020.

CMS is an affiliate of the Company and its largest shareholder, and is controlled by William Gerhauser, a director of the Company. This acquisition and its terms were specifically considered and approved by our two independent and disinterested directors, who also were advised by independent outside legal counsel. Neither Mr. Gerhauser nor any other representative of CMS participated in the vote of our Board of Directors to approve this acquisition. (See Note 11).

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

Acquisition of Score

On April 1, 2021, the Company entered into a Memorandum of Understanding (“MOU”) with Scoreinc.com, Inc., a Puerto Rico Corporation (“Score”) and Joshua Carmona (“Carmona”), an individual who owned 100% of Score. This MOU contained the material terms of the acquisition by the Company of 100% of Score including its subsidiaries. On May 30, 2021, the Company entered into a definitive Purchase and Sale Agreement (“PSA”) with Score, Carmona, and VIP Solutions, LLC (“VIP”), a subsidiary of Score, and pursuant to the PSA, the Company acquired 100% of Score to become a wholly owned subsidiary of Fision Corporation. The Company also acquired certain assets of VIP listed in the PSA. Score is an Act 73 company under Puerto Rico law that is in the enterprise software space and currently provides business to business solutions for approximately 100 US companies in the credit repair sector. Mr. Carmona owned 100% of Score capital stock free and clear of all liens and encumbrances of any kind, and VIP owned its assets acquired by the Company free and clear of all liens and encumbrances of any kind.

For accounting and general purposes, the date of acquisition of Score was considered to be the May 30, 2021 date of the PSA, although the final closing occurred in August 2021 only after a required certified audit of Score’s business operations and financial position was completed and accepted by the Company.

In consideration for this acquisition of Score, we issued to Carmona a Senior Secured Promissory Note for $500,000 substantially in the form attached as Exhibit 1 of the PSA, convertible into not more than ten (10) million shares of common stock of the Company at the higher of USD $0.05 per share or at the volume weighted average price (VWAP) over the last 10 trading days prior to conversion. The Company will also issue to Carmona not later than March 31, 2023 a second, unsecured promissory note in a form satisfactory to the Company and Carmona in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of the Company at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. We also appointed Carmona as a member of our Board of Directors and as our Chief Operating Officer. His sole compensation for these management services will be $50,000 per year paid at $12,500 quarterly in shares of restricted common stock of Fision as determined by the closing stock price on the last trading day of each calendar quarter.

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

When used in this report, the terms “the Company,” “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and our wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

Termination of Continuity Logic Merger and Subsequent Settlement- In late 2018 the Company entered into a Merger Agreement with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger which would have resulted in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. A key provision of this Continuity Logic Merger provided that the parties and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and also that the merger be completed by December 31, 2018. Accordingly, in February 2019 Continuity Logic terminated this merger since it was not consummated by December 31, 2018. The Company no longer has any relationship or involvement with the business or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $905,500 has been long overdue and is still outstanding. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger did not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. The Company took a reserve as of December 31, 2019 of the entire $905,500 plus accrued interest against the balance of these notes receivables.

Under a court approved settlement agreement dated June 28, 2021, which Continuity Logic LLC has satisfied its obligations within the time periods specified in the settlement agreement and made payments totaling $567,993 for the year ended December 31, 2021, all of which was received in the third quarter. The Company recorded a gain on this settlement of $567,993 for the year ended December 31, 2021.

Continuity Logic LLC was also required to pay the balance of the Company’s unsecured claim plus additional accrued interested by April 30, 2022. Continuity Logic LLC satisfied all the required obligations of the settlement agreement by making payments totaling $431,040 in the second quarter of 2022. Subsequently, both companies entered into a mutual release.

Business of Company

We are an Internet platform technology company providing cloud-based software solutions to automate the marketing functions and activities of our customers and to provide credit repair tools to credit repair businesses. Our business is conducted through:

i.

our Minnesota Fision subsidiary based in Minneapolis, which since 2011 has created and offered software solutions to support marketing and sales enablement activities of both private businesses and public companies;

ii.	our Scoreinc.com subsidiary based in Puerto Rico, which was acquired on May 30, 2021 and provides software solutions including credit repair tools, strategies and services to credit repair businesses.

Under ASC SoftDev LLC, we are using certain attributes of the two existing software platforms of the Company to assist in building and creating a new software platform to assist the efficiencies of the ASC ambulatory surgery center operations.

Under Fort Myers ASC LLC, we are in the final stages of approval for the development and renovation for a four operating room orthopedic surgery center under the operating name Total Joint Orthopedic Surgery Center in Fort Myers, Florida.

Our Customers – Our potential customer base is global and virtually unlimited, since our software solutions are totally cloud-based and readily scalable, and include a multitude of digital tools and solutions which can provide significant benefits to our customers on both platforms. We have received substantial recurring revenues from our primary customers for many years, and we regard our high percentage of recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers.

Cloud-Based Platform – Storage and operation of our software solutions platform along with the digital marketing and sales assets and related data of our customers are outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which leading cloud-based platform offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

We regard the hosting of our software applications, the ready digital cloud interface with our customers, and the storage of unlimited customer data provided by our premier cloud provider as being crucial to our operating strategy. Our major savings in expensive computer equipment, high salaried technology personnel, and costly security measures through our use of Microsoft’s cloud is vital to our cost of doing business. Moreover, we believe that our experienced and leading cloud provider is more effective in delivering our software solutions to our customers than we could perform in any event.

Research and Development – The Company has committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of the Company’s proprietary software platforms. We currently leverage both an in-house development team and outsourced consultants to assist in achieving our research and development objectives.

Our Industry – We have marketed and licensed our software products and services in the agile marketing segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based marketing software platforms;.

Employees – We currently employ 11 employees through our Scoreinc.com subsidiary. We currently intend to hire additional human resources in Florida to assist in the administration and execution of our strategy related to the ASC development.

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

We incurred operating losses of $(1,230,029) for the year ended December 31, 2021 and net losses of $(2,491,533) for the year ended December 31, 2020. Since our inception in 2010, we have an accumulated deficit of $(31,474,016) as of December 31, 2021. Moreover, we expect to continue operating at a loss during 2022 and likely even beyond 2022. There is no assurance based on our past business experience to support any belief that we can become profitable or sustain profitability in the future. There can be no assurance that we can generate significant revenue growth, or that any revenue growth that we achieve can be sustained. To any extent that increases in our operating expenses precede or are not soon followed by increased revenues, our business, results of operations and financial condition would be adversely affected materially.

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

We have a substantial amount of indebtedness in the form of various Notes Payable. As of December 31, 2021, we had approximately $2.5 Million of outstanding Notes Payable, much of which are now due, or even due on demand. There is no assurance that we will be able to convert our outstanding debt into common stock, or to satisfy this debt through new financing or refinancing, or to achieve profitability sufficient to make future payments to satisfy this debt. If we cannot satisfy or resolve our substantial outstanding indebtedness, such failure would have a significant adverse effect on our business and financial condition and could even cause a total failure of our business.

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

Our success depends primarily upon the acceptance of our software platform and our brands by new customers, most of who are not familiar with and have not used our products, and also do not recognize our brand and corporate identity. Acceptance of our software solutions by new customers will depend on many factors including price, reliability, performance, service accessibility and effectiveness, and our ability to overcome existing loyalties to established brands. There is no assurance we will be able to meet these challenges successfully.

We depend on a small number of customers for a substantial portion of our revenues, and any material reduction in the use of our software platform by our major customers could reduce our revenues significantly.

For the fiscal years ended December 31, 2021 and 2020, two customers and three customers, respectively, each accounted for more than 10% of our revenues. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

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

Risks Related to Our Common Stock

Our common stock has been downgraded to the OTC Expert Market and as a practical matter, the Company’s stockholders no longer have a public trading market for their shares of common stock.

OTC Markets Group has downgraded trading in the Company’s common stock to the OTC Expert Market. See Item 5 of this Form 10-K.The Expert Market is available only for unsolicited quotes, meaning broker-dealers may use the Expert Market to publish unsolicited quotes representing limit orders from retail and institutional investors who are not affiliates or insiders of the issuer. Quotations in Expert Market securities are only made available to broker-dealers, institutions and other sophisticated investors.Because of the restrictions imposed on securities quoted on the Expert Market, most investors will not be able to publicly sell their shares. Additionally, they will not have access to bid and ask prices or other information, including trading volume. As such, Expert Market shares are illiquid and, as a practical matter, the Company’s stockholders no longer have a public trading market for their shares of common stock.

The Company is in the process of submitting the missed that resulted in the downgrade of the Company’s common stock to the Expert Market. Upon submission of the missed filings, the Company currently intends to develop a plan, as soon as economically feasible, to return the Company’s common stock to the OTC Pink market or other appropriate listing service or exchange. The Company’s common stock is expected to continue to be traded on the OTC Expert Market, and the Company is currently considering alternatives that will provide additional trading opportunities in the Company’s common stock at the earliest opportunity, including through submission of a Form 211 and application to upgrade to the Pink Current Tier of OTC Markets Group. However, there can be no assurance that such an application will be filed by the Company or approved by OTC Markets Group and the Company’s common stock accepted for listing by the OTC Markets Group, or that a market for the Company’s shares will develop.

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

At December 31, 2021, our affiliates and directors own approximately 20% of our common stock (or 28% if they exercised warrants held by them), which concentrated ownership by them could adversely affect the price of our common stock. Any material common stock sales by our insiders or affiliates, for example, could result in a decline in the price of our common stock.

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

ITEM 3 LEGAL PROCEEDINGS

In late 2018 the Company entered into a Merger Agreement with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger which would have resulted in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. A key provision of this Continuity Logic Merger provided that the parties and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and also that the merger be completed by December 31, 2018. Accordingly, in February 2019 Continuity Logic terminated this merger since it was not consummated by December 31, 2018. The Company no longer has any relationship or involvement with the business or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $905,500 has been long overdue and is still outstanding. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger did not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. The Company took a reserve as of December 31, 2019 of the entire $905,500 plus accrued interest against the balance of these notes receivables.

Under a court approved settlement agreement dated June 28, 2021, which Continuity Logic LLC has satisfied its obligations within the time periods specified in the settlement agreement and made payments totaling $567,993 for the year ended December 31, 2021, all of which was received in the third quarter. The Company recorded a gain on this settlement of $567,993 for the year ended December 31, 2021.

Continuity Logic LLC was also required to pay the balance of the Company’s unsecured claim plus additional accrued interested by April 30, 2022. Continuity Logic LLC satisfied all the required obligations of the settlement agreement by making payments totaling $431,040 in the second quarter of 2022. Subsequently, both companies entered into a mutual release.

During the period, we settled and satisfied the complaint against us in a Minnesota District Court regarding our debt to Decathlon Alpha L.P. We used $60,000 of these Continuity Logic LLC settlement proceeds to make an initial payment on a this settled complaint with Decathlon Alpha L.P., with a final payment of $117,500 paid on September 15, 2022.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has historically been publicly traded in the over-the-counter market, and has been quoted and traded for years on either the OTCQB Tier or the Pink Current Tier of OTC Markets Group under the symbol “FSSN”. Our common stock is thinly traded, and there is no assurance that our common stock will trade more actively in the future.

On July 20, 2022, the Company was notified by OTC Markets Group that trading in the Company’s common stock would be downgraded to the OTC Expert Market because the Company’s disclosures were not current and publicly available under SEC Rule 15c2-11 as a result of the Company’s delinquent Form 10-K for the year ended December 31, 2021 and Form 10-Q for the three months ended March 31, 2022. In essence, Rule 15c2-11 prohibits dealers from publishing quotations for OTC securities to quotation mediums without first reviewing certain issuer financial information and ensuring that information is current and publicly available before quoting that security. Accordingly, the Company’s common stock was downgraded to the Expert Market effective with the open of business on July 21, 2022. Since that date, the Company’s common stock has been eligible for trading on the OTC Expert Market.

The Expert Market is available only for unsolicited quotes, meaning broker-dealers may use the Expert Market to publish unsolicited quotes representing limit orders from retail and institutional investors who are not affiliates or insiders of the issuer. Quotations in Expert Market securities are only made available to broker-dealers, institutions and other sophisticated investors. Because of the restrictions imposed on securities quoted on the Expert Market, most investors will not be able to publicly sell their shares. Additionally, they will not have access to bid and ask prices or other information, including trading volume. As such, Expert Market shares are illiquid and, as a practical matter, the Company’s stockholders no longer have a public trading market for their shares of common stock. A company relegated to the Expert Market will be able to reapply for listing on the OTC Markets through the filing of a new Form 211 with FINRA once the Company has made current information available and is in compliance with Rule 15c2-11. Prior to the filing of this Form 10-K, the Company was not current with its SEC reporting obligations with respect to the Annual Report on Form 10-K for fiscal year 2021 (the “Missed Annual Report”), and the Quarterly Reports on Form 10-Q for the periods ending March 31, 2022 and June 30, 2022 (the “Missed Quarterly Reports,” and together with the Missed Annual Report, the “Missed Filings”).

The Company is in the process of satisfying the required reporting requirements. This Form 10-K represents the Missed Annual Report, and the Company currently expects to file the Missed Quarterly Reports by January 31, 2023. The submission of those filings will complete the process of preparing the Missed Filings that resulted in the downgrade of the Company’s common stock to the Expert Market. Upon submission of the Missed Filings, the Company currently intends to develop a plan, as soon as economically feasible, to return the Company’s common stock to the OTC Pink market or other appropriate listing service or exchange. The Company’s common stock is expected to continue to be traded on the OTC Expert Market, and the Company is currently considering alternatives that will provide additional trading opportunities in the Company’s common stock at the earliest opportunity, including through submission of a Form 211 and application to upgrade to the Pink Current Tier of OTC Markets Group. However, there can be no assurance that such an application will be filed by the Company or approved by OTC Markets Group and the Company’s common stock accepted for listing by the OTC Markets Group, or that a market for the Company’s shares will develop.

Since January 1, 2020, the high and low sale prices per share for our common stock as reported by OTC Markets Group are shown below, which quotations do not reflect retail mark-up, markdown or commission:

	High	Low
	Price	Price
January—March, 2020	0.0166	0.0021
April—June, 2020	0.006	0.0021
July—September, 2020	0.0186	0.0036
October—December, 2020	0.033	0.005
January—March, 2021	0.040	0.019
April—June, 2021	0.088	0.023
July—September, 2021	0.037	0.020
October—December, 2021	0.033	0.017
January—March, 2022	0.024	0.010
April – June 2022	0.017	0.005
July – September 2022	0.0111	0.0002
October – December 22, 2022	0.001	0.0009

The last sale price of our common stock as reported by OTC Markets Group on December 22, 2022 was $0.001 per share.

Stockholders

As of December 22, 2022, there were 560 holders of record of our common stock.

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

Description of Securities

Common Stock–Our Board of Directors is authorized to issue up to 500,000,000 shares of common stock, par value $.0001 per share, and as of December 22, 2022, there were 462,878,589 shares of our common stock outstanding. Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors out of funds legally available for dividends. Upon the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all our assets legally available for distribution after payment of all our debts and liabilities and liquidation preference of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and they have no rights for cumulative voting regarding any election of directors.

Preferred Stock–The Company is also authorized to issue up to 20,000,000 shares of preferred stock, par value $.0001 per share. Our Board of Directors has the authority, without stockholder approval, to issue these preferred shares in one or more designated series, to establish the number of shares in each series, and to fix the preferences, powers, dividends, and voting or conversion rights of any preferred shares, which could dilute the voting power or other rights of holders of our common stock. We have no outstanding preferred stock, and we have no current plans to designate terms of or issue any preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2021, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future
	upon exercise	exercise	issuance
	of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans
	warrants and	warrants and	(excluding
	rights	rights	column (a))
	column (a)	column (b)	column I
Equity compensation
plans approved by	-0-		4,600,000
security holders (1)	shares	$--	shares
Equity compensation
plans not approved by	47,209,571		-0-
security holders (2)	shares	$.15/share	shares

_____________________

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

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data referred to in the following discussion and analysis is derived from our audited financial statements for the fiscal years ended December 31, 2021 and 2020, which are included in this Annual Report. These financial statements have been prepared and presented in accordance with generally accepted accounting principles (GAAP) in the United States. The following discussion and analysis of our financial data is only a summary and you should read and consider it in conjunction with our financial statements and their related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in our forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are an Internet platform technology company providing cloud-based software solutions to automate the marketing functions and activities of our customers and to provide credit repair tools to credit repair businesses. Our business is conducted through:

iii.

our Minnesota Fision subsidiary based in Minneapolis, which since 2011 has created and offered software solutions to support marketing and sales enablement activities of both private businesses and public companies;

iv.	our Scoreinc.com subsidiary based in Puerto Rico, which was acquired on May 30, 2021 and provides software solutions including credit repair tools, strategies and services to credit repair businesses.

Under ASC SoftDev LLC, we are using certain attributes of the two existing software platforms of the Company to assist in building and creating a new software platform to assist the efficiencies of the ASC ambulatory surgery center operations.

Under Fort Myers ASC LLC, we are in the final stages of approval for the development and renovation for a four operating room orthopedic surgery center under the operating name Total Joint Orthopedic Surgery Center in Fort Myers, Florida.

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

Critical Accounting Policies and Estimates

Principles of Consolidation

Regarding our wholly-owned subsidiaries, our financial statements are presented on a consolidated basis with all intercompany transactions and balances eliminated in consolidation.

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

Accounts Receivable

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the fiscal year ended December 31, 2021 we incurred total expenses of $452,493 for such development and support. In comparison, during the fiscal year ended December 31, 2020 we incurred total expenses of $340,232 for product development and support.

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

Company Recognizes Contract Liability for Its Performance Obligation-- Upon receipt of a prepayment from a customer, the Company recognizes acontract liability in the amount of the prepayment for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

Stock-Based Compensation

We record stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants, and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black Scholes model to measure the fair value of options and warrants.

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

Results of Operations – Fiscal Years Ended December 31, 2021 and December 31, 2020

Revenue –Revenue was $620,496 for the fiscal year ended December 31, 2021 compared to revenue of $361,888 for the fiscal year endedDecember 31, 2020, an increase of $258,608, or 71%, was due primarily to the Company’s acquisition of Score in 2021.

Cost of Sales –Cost of sales in fiscal year 2021 was $157,991 (25.5% of revenue) compared to cost of sales in fiscal year 2020 of $87,361 (24.1% of revenue), which increase was due primarily due to internal hosting of the Score platform.

Gross Margin –Gross margin for fiscal year 2021 was $462,505 compared to $274,527 for fiscal year 2020, an increase of $187,978 attributableprimarily to the addition of Score revenue in 2021. Gross margin as a percentage of revenue was 74.5% for fiscal year 2021 compared to 75.9% for fiscal year 2020.

Operating Expenses – Operating expenses totaled $1,692,534 for fiscal year 2021 compared to $1,467,531 for fiscal year 2020, which comparable operating expenses included:

(i)	Sales and marketing expenses of $23,938 in 2021 compared to $5,474 in 2020, which large increase of $18,463 in 2021 was due primarily to costs related to the Score acquisition;

(ii)	Research and development expenses of $452,493 in 2021 compared to $340,232 in 2020, which increased due to development costs of our surgery center business; and

(iii)	General and administrative expenses of $1,216,103 in 2021 compared to $1,121,825 in 2020, which increased due to an increase in amortization of intangible assets.

Operating loss – Operating loss was $(1,230,029) in 2021 compared to $(1,193,004) in 2020. This decrease in the loss was primarily due to the increase in revenue offset by increases in sales and marketing and development expenses.

Other Income (Expenses) – Other Income (Expenses) for fiscal year 2021 were $4,059,338, including, debt settlement income of $1,439,079, change in fair value of derivatives of $2,806,495, gain on settlement of notes receivable of $555,928, and other items totaling $209,044. These incomes were offset by loan interest of $(263,119), loss on change in fair value of Scoreinc.com contingent liability of $(75,698), and amortization of debtdiscount of $(612,391). In comparison, Other Income (Expenses) for fiscal year 2020 were $(1,298,529), including loan interest of $(738,443), debtamortization and discount expenses of $(318,694), debt settlement and bad debt expenses of $(88,740), change in fair value of derivatives of $(195,682) and miscellaneous debt expense of $(5,228), offset by Other Income of $48,258. The large difference between fiscal 2021 and fiscal 2020 in our Other Income (Expenses) was due primarily to non-cash accounting adjustments related to accounting for our convertible debt and various settlements in the Company’s favor.

Net Income (Loss) – Our net income for fiscal year ended December 31, 2021 was $2,829,309 compared to a net (loss) of $(2,491,533) for fiscal year ended December31, 2020. This favorable change of $5,320,842 in fiscal 2021 was due primarily to the various changes and Other Income (Expenses) above described.

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

In order to attain material growth of our SaaS Fision and ScoreCEO platforms and progress with our surgery center project, we will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

At December 31, 2021 the Company had notes payable indebtedness totaling $2,400,846 including related party accrued interest and debt discounts. Certain information on our notes payable is set forth in Note 8 of the audited consolidated financial statements included in this annual report.

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

The board is exploring raising more working capital through the issuance of common and preferred stock. We have engaged an investment banking firm that specializes in health care to advise on the appropriate structure and to assist raising capital.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of December 31, 2021, we had $478,615 of cash and receivables, and a working capital deficiency of $(1,970,604). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Used In Operating Activities – We used $944,856 of net cash in operating activities for the fiscal year ended December 31, 2021compared to $229,571 of net cash used in operating activities for the fiscal year ended December 31, 2020. The increase in cash used for operating activities was due primarily increased sales and marketing costs and development and support costs.

Net Cash Used In Investing Activities – During fiscal years ended December 31, 2021, we spent $126,765 in construction costs for our surgery center project and collected $567,993 on the Continuity Logic receivable. We used no cash flows from investing activities in 2020.

Net Cash Provided by Financing Activities – During fiscal year ended December 31, 2021, we were provided by financing activities with net cashof $866,110 including proceeds from sales of common stock of $216,110 and issuance of convertible notes payable of $780,271, offset by the repayment of notes payable of $104,771 and repayments of related party notes payable of $25,500. In comparison, during fiscal year ended December 31, 2020, we were provided by financing activities with net cashof $222,565 including proceeds from sales of common stock of $50,000, proceeds from an SBA-PPP loan of $177,200, and proceeds from a Note Payable of $78,000, offset by repayments on Notes Payable and a line of credit totaling of $82,635.

Convertible Note Financing

For the past few years, a majority of our financing has consisted of convertible notes sold to accredited investors in private transactions. In 2021 and 2020, we raised $780,271 and $78,000, respectively, through issuance of convertible notes.

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

Warrants – Each private investor also received three-year warrants to purchase additional common shares equal to their purchased shares at an exercise price of $.20 per share.

True-Up and Penalty Shares – Each private investor also received the right to receive True-Up shares in the event the True-Up Price as defined in the Stock Purchase Agreement for this placement is lower than the $.20 price for the purchased shares. The True-Up Price represents the average of the fifteen lowest public market closing prices during a specified 90-day period and having a floor of $.10 per share. Based on trading of our common stock, the calculated True-Up Price per share relating to such a 15-day average became lower than this $.10 floor.

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

Going Concern

As stated in the audited financial statements included in this Annual Report on Form 10-K, these financial statements have been prepared on a going concern basis, which contemplates and implies that the Company will continue to realize its assets and satisfy its liabilities and commitments in the normal course of business. For the years ended December 31, 2021 and 2020, we incurred operating losses of $(1,230,029) and $(1,193,004), respectively. We had an accumulated deficit of $(31,474,016) and a working capital deficiency of $(1,970,604) as of December 31, 2021. We are continuing to incur material losses in 2022. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of December 31, 2021 or 2020.

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

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2021 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; and (ii) limited checks and balances in processing cash and other transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Michael P. Brown	63	Director and Chairman of Board

Greg Nagel	65	Director

John Bode	48	Director and Interim Chief Executive Officer

William Gerhauser	53	Director

Joshua Carmona	57	Director and Chief Technology Officer

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

John Bode has been an independent director of the Company since March 2018 and was appointed interim CEO on September 18,2022. Mr. Bode’s past corporate experience includes many years serving as a key executive and/or financial officer for leading public companies. Since February 2015, he has been the owner and managing director of Aerie Investments, LLC, an investment company focused on assisting digital media start-ups with business development, strategic initiatives, and raising capital. Prior thereto, Mr. Bode was Chief Financial Officer (CFO) of the Tribune Publishing Company (now tronc, Inc, (NASDAQ: TRNC) from October 2013 to January 2015. Mr. Bode also served as the CFO of Source Interlink Companies, one of the largest enthusiast media companies in the USA and a leading distributor of periodicals. His extensive past accounting/auditing career also included being employed as a Certified Public Accountant (CPA) for BDO Seidman.

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

Joshua Carmona has been a director of the Company since May 2021 upon the Company’s purchase acquisition of Score, Inc. Mr. Carmona is the Chief Technology Officer of the Company and has a combined three decades of experience in Technology, Automotive Executive Operations Management, Enterprise Sales, Enterprise Customer service, Business Coaching, and Enterprise Level Credit Experience.

He was responsible for creating ScoreInc.com’s World Class Dispute Process, Founder and President of ScoreInc.com, Co-founder of the Credit Repair Summit, Co-creator of ScoreWay University, Architect of ScoreCEO.com and consultant to thousands of credit repair businesses in the United States, Puerto Rico, and Canada. Mr. Carmona entered the Hemp industry as the Chief Operations Officer of Xtraction Services in 2017 which later went public on the Canadian Stock Exchange.

As an Infusion Elite Forum and Disney Institute (World Class Customer Service, Toyota Excellence Program) Graduate, US Army Infantry Officer, Joe Verde Group Graduate, Microsoft Business Consultant, IBM Best Team Engineer, and his Industrial Engineering background Mr. Carmona has been able to leverage his can-do attitude, education, and experience to successfully drive revenue and increase profitability in the past.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our directors and officers and any persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the best of our knowledge, regarding any Section 16(a) forms with respect to our fiscal year ended December 31, 2021, all such required reports were filed with the SEC.

Code of Ethics

We have not adopted a Code of Ethics for our management. When we adopt a Code of Ethics, it will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information for our last two fiscal years ended December 31, 2021 and 2020 regarding all compensation from us paid to, awarded to, and earned by each individual who served as our chief executive officer or in any other executive officer position with the Company.

Messrs. Laurence Mascera and Daniel Dorsey received no compensation directly from us for their respective executive officer roles with the Company in early 2020, when Mr. Mascera served as our interim Chief Executive Officer until his resignation on March 31, 2020, and Mr. Dorsey served as our Chief Financial Officer until his resignation on March 31, 2020. Through March 2020, such executive management services were included as part of the overall monthly consulting services provided to us by our affiliate Capital Markets Solutions, LLC (CMS), for which services we paid $50,000 monthly.

				Option	Stock
Name and Position	Year	Salary	Bonus	Awards	Awards	Total

Michael P. Brown (1)	2021	$-	-	-	50,000	$50,000
Chief Executive Officer and Director	2020	$-	-	-	-	-

William Gerhauser (2)	2021	$-	-	-	50,000	50,000
Chief Executive Officer and Director	2020	$-	-	-	-	-

(1)	Mr. Brown acted as Principal Executive and Financial Officer of the Company from September 2019 through November 19, 2021.

(2)	Mr. Gerhauser was appointed Chief Executive Officer by the Board of Directors on November 19, 2021.

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

To date, we have only granted stock option awards under the Plan. As of December 31, 2021 and 2020, all of the outstanding options under the Plan expired, and since none had been exercised according to their terms, their underlying shares were returned to the Plan for future availability.

Term and Vesting of Options.Incident to granting an option award, the Board of Directors must fix the term, exercise price, number of optionshares, and any applicable vesting conditions or schedule. The Board of Directors retains the right to accelerate vesting of an option anytime for any reason. The maximum term of an option under the Plan is ten years.

Exercise Price and Manner of Exercise.The exercise price for any option granted under the Plan is determined by the Board of Directors, providedthat the option price for any Incentive Stock Options intended to qualify under Section 422A of the Internal Revenue Code of 1986 shall not be less than the Fair Market Value of our common stock as of the date of grant. The exercise price may be paid in cash or check, cashless exercise, or tender of our shares already owned by the option holder, with any cashless exercise or tender of shares being based on the fair market value of our common shares on the date of exercise.

Transferability of Awards.Grants of options under the Plan are not transferable other than by will or laws of descent and can only be exercised bythe grantee during his or her lifetime.

Immediate Acceleration.The Plan provides that all options and awards not yet vested will be fully vested, and all performance conditions forrestricted stock or performance share awards shall be deemed satisfied, in the event of (i) a change of control whereby a person or related group obtains 40% or more of our common stock, or (ii) a majority of our directors is replaced within 24 months without approval of the existing Board of Directors, or (iii) our stockholders approve a merger or the sale or other disposition of substantially all our assets.

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding equity awards as of December 31, 2021.

Director Compensation

For the year ended December 31, 2020, our only director compensation was paid to our two independent directors, John Bode and Gregory Nagel, who each receives $12,500 in value of our common shares quarterly for serving as an independent director. Mr. Bode received a total of 6,783,631 common shares for his services as a director in 2020 and Mr. Nagel received a total of 5,191,028 common shares for his services as a director in 2020.

For the year ended December 31, 2021, our director compensation was paid in the form of restricted shares. Each director received $12,500 in value of our common shares quarterly for serving as director. William Gerhauser, Greg Nagel, and Michael Brown each received 1,939,742 restricted shares of common stock valued at $50,000 for 2021 service. John Bode received 1,950,809 restricted shares of common stock valued at $50,000 for 2021 service. Josh Carmona received 1,094,425 restricted shares of common stock valued at $25,000 for 2021 service.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of December 31, 2021, by each of our directors and executive officers, each person known by us to own beneficially 5% or more of our Common Stock, and all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned in this table are reported on the basis of regulations of the Securities and Exchange Commission. To the best of our knowledge, each beneficial owner named in this table has sole voting and sole investment power with respect to all shares beneficially owned. The address of each beneficial owner is c/o Fision Holdings, Inc., 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416.

	Shares of	Percent of
	Common	Common
Name	Stock	Stock (1)
Michael P. Brown	27,000,625	5.88%
John Bode	10,633,508	2.29%
William Gerhauser (2)	81,593,209	17.77%
Gregory Nagel	7,130,770	1.55%
Joshua Carmona	1,094,425	0.24%
All directors and officers as a group (five persons)	127,320,013	27.73%
Capital Market Solutions, LLC (“CMS”) (3)	93,363,145	20.33%
Daniel Mangless	28,479,096	6.20%
Thomas Bibb (4)	37,863,179	8.25%

(1)	Based on 459,128,589 outstanding common shares of the Company as of December 31, 2021.

(2)

Includes 93,363,145 shares (28,291,122 shares and 35,072,023 warrants) owned by affiliate CMS which is controlled by Mr. Gerhauser; 8,008,655 shares (5,509,733 shares and 2,498,922 warrants) owned by affiliate Ignition Capital LLC, 3,281,667 shares owned by affiliate MGA Holdings LLC, and 5,000,000 shares owned by affiliate Fighters Choice Management LLC, all of which are controlled by Mr. Gerhauser.

(3)	Includes 35,072,023 shares underlying warrants having a term of five years.

(4)	Includes 7,155,405 shares owned by Joy Pipe USA LP and 2,500,000 shares owned by Bibb Investments, LLC, which are both controlled by Mr. Bibb

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Parties

Since January 1, 2020 we have been involved in the following transactions with related parties:

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

Effective March 31, 2020, Messrs. Mascera and Dorsey resigned all respective management positions and directorships with the Company. Effective March 31, 2020, Michael Brown assumed the interim executive positions of principal executive officer and principal financial officer of the Company. Effective November 19, 2021, the Board of Directors approved William Gerhauser, a director, the Chief Executive Officer of the Company.

CMS has additional short term notes for a total of $76,111 as of December 31, 2020, which have been in default since 2019. Also, an additional short-term note for $82,500 with affiliate MGA Capital LLC and two additional short-term notes for an aggregate of $148,778 with affiliate Ignition Capital, LLC are also in default, as of December 31, 2020, whereby MGA Capital and Ignition Capital are partially owned by our director William Gerhauser. CMS, MGA Capital, and Ignition Capital all converted these short-term notes payable into common stock during 2021.

Incident to the note conversions during 2021, certain related party noteholders converted an aggregate of $732,525 of their Notes and accrued interest into 18,167,057 shares of our restricted common stock.

Incident to the note conversions during 2020 described above, certain related party noteholders converted an aggregate of $750,000 of their Notes and accrued interest into 15,000,000 shares of our restricted common stock.

During the year ended December 31, 2021 and 2020, we issued a total of 8,864,200 and 11,974,659 shares of our restricted common stock to our directors for management services.

In November 2020, the Company acquired two Florida LLCs from affiliate CMS which are engaged in the business of developing: i) a medical Ambulatory Surgery Center in Ft Myers FL and ii) related software applications for operation of this Ft Myers facility and other medical AmbulatorySurgery Centers. For a description of this acquisition, see “Recent Acquisition to Engage in Medical Ambulatory Surgery Center Business” included in Item 1 of this Annual Report.

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

Director Independence

As of the date of this Annual report, Greg Nagel is the only independent directors of the Company.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes all fees billed for auditing and any other services provided to us by Assurance Dimensions, certified public accountants & associates, for the fiscal years ended December 31, 2021 and 2020.

	2021	2020

Audit Fees	$84,500	$56,500
Audit-Related Fees	32,500	-
Tax Fees	-	-
All Other Fees	-	-

Total	$117,000	$56,500

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, our Board of Directors approves the annual engagement letter with respect to audit and review services. Any other fees are subject to pre-approval by our Board of Directors. The audit fees paid to our auditor with respect to 2021 and 2020 were pre-approved by our entire Board of Directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fision Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses for the year ended December 31, 2021. The Company had an operating loss of $1,230,029, accumulated deficit of $31,474,016, net cash used in operating activities of $944,856, and had negative working capital of $1,970,604. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets in the Score, Inc. Acquisition

As described in Notes 1 and 11 to the consolidated financial statements, the Company completed the acquisition of Score, Inc. (Score) for consideration of $789,370 and the transaction was accounted for as a business combination. The acquired intangible assets included developed technology, permits, website, partner agreement, customer relationship, trade name and customer relationships valued at a total of approximately $663,000. In addition goodwill of approximately $174,000 was recorded. The Company recorded the acquired intangible assets at fair value on the date of acquisition using a discounted cash flow methodology to developed technology and trade name and a cost approach to permits, website and partner agreement. The methods used to estimate the fair value of acquired intangible assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in the Score acquisition is a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the memorandum of understanding, and testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income projections and discount rates. Evaluating the reasonableness of the income projections involved considering the current performance of the acquired business, the consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions, including the discount rates, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies.

Assurance Dimensions
We have served as the Company’s auditor since 2019.
Margate, Florida
December 30, 2022
PCAOB ID 5036

FISION CORPORATION
CONSOLIDATED BALANCE SHEET
	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$369,986	$7,504
Accounts receivable, net	77,960	767
Notes Receivable, net of allowance for doubtful accounts (Note 5)	30,669	-
Total Current Assets	478,615	8,271
Property, plant and equipment	126,765	173
Other Assets:
Goodwill	182,384	8,800
Intangible assets, net of accumulated amortization	564,644	35,473
Deposits	206	206
Total Assets	$1,352,614	$52,923
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,103,331	$983,789
Derivative liability	347,903	4,251,179
Current portion of long-term debt: SBA/PPP Loan	27,435	88,600
Notes payable and accrued interest - related party, net of debt discount of $0 and $20,951 respectively	76,250	632,832
Notes payable, net of debt discount of $0 and $33,568 respectively	894,300	1,141,957
Total Current Liabilities	2,449,219	7,098,357
Long-Term Liabilities:
Long-Term SBA-PPP loan	-	88,600
Contingent liability – Scoreinc.com acquisition	358,671
Long-Term Convertible Notes Payable and accrued interest, related party, net of debt discount of $57,673 and $67,963 respectively	442,327	163,704
Long-Term Convertible Notes Payable, net of debt discount of $121,137 and $275,689 respectively	601,863	199,349
Total Long-Term Liabilities	1,402,861	451,653
Total Liabilities	3,852,080	7,550,010
Contingencies and Commitments (Note 12)
Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 459,128,589 and 381,923,708 shares issued and outstanding, respectively	45,913	38,192
Additional paid in capital	28,928,637	26,768,046
Accumulated deficit	(31,474,016)	(34,303,325)
Total Stockholders' Deficit	(2,499,466)	(7,497,087)
Total Liabilities and Stockholders' Deficit	$1,352,614	$52,923

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2021 AND 2020
	2021	2020

REVENUE	$620,496	$361,888
COST OF SALES	157,991	87,361
GROSS PROFIT	$462,505	$274,527
OPERATING EXPENSES
Sales and marketing	23,938	5,474
Research and development	452,493	340,232
General and administrative	1,216,103	1,121,825
TOTAL OPERATING EXPENSES	$1,692,534	$1,467,531
OPERATING LOSS	$(1,230,029)	$(1,193,004)
OTHER INCOME / (EXPENSES)
Interest expense	(263,119)	(738,443)
Amortization of debt discount	(612,391)	(318,694)
Other expenses	-	(5,228)
Gain/(Loss) on fair value of derivatives	2,806,495	(195,682)
Gain/(Loss) on extinguishment of debt / settlement of debt	1,439,079	(40,482)
Loss on fair value of Scoreinc.com contingent liability	(75,698)	-
Gain/(Loss) on settlement of note receivable	555,928	(48,258)
SBA-PPP loan forgiveness	179,183	-
Other income	29,861	48,258
TOTAL OTHER INCOME (EXPENSES)	$4,059,338	$(1,298,529)
NET INCOME/(LOSS)	$2,829,309	$(2,491,533)
Net income/(loss) per common share - basic	$0.01	$(0.01)
Weighted average common shares outstanding – basic	443,551,469	285,323,216
Net income/(loss) per common share - diluted	$0.00	$(0.01)
Weighted average common shares outstanding – diluted	509,942,058	285,323,216

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 & 2020

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance, December 31, 2019	135,685,981	$13,569	$24,108,264	$(31,811,792)	$(7,689,959)
Common stock issued for cash	5,000,000	500	49,500	-	50,000
Stock Issued for True-Up & Penalty Shares	9,625,000	963	47,740	-	48,703
Stock issued for services	16,974,659	1,697	100,303	-	102,000
Warrants/Options granted for services	-	-	394,893	-	394,893
Conversion of notes payable and accrued interest	214,638,068	21,463	2,067,346	-	2,088,809
Net loss	-	-	-	(2,491,533)	(2,491,533)
Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)
Stock issued for services	8,864,460	886	224,114	-	225,000
Warrants exercised	8,644,371	864	215,245	-	216,109
Conversion of notes payable and accrued interest	59,696,050	5,971	1,721,232	-	1,727,203
Net income	-	-	-	2,829,309	2,829,309
Balance, December 31, 2021	459,128,589	$45,913	$28,928,637	$(31,474,016)	$(2,499,466)

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020

Net Income (Loss) for the Period	$2,829,309	$(2,491,533)
Net cash used in operating activities:
Common stock issued for services	225,000	102,000
Amortization of pre-paid stock expenses	-	533,064
Depreciation and amortization	133,202	10,083
True-up and penalty shares issued	-	48,703
Stock warrants/stock options issued for services	-	394,893
Loss (Gain) in fair value of derivative liabilities	(2,806,495)	(195,682)
Loss on extinguishment of debt/gain on settlement of debt	(1,439,079)	(40,482)
Loss on change in fair value of Score contingent liability	75,698	-
Paycheck Protection Program loan forgiveness	(179,183)	-
Impairment and other charges	-	5,000
Bad debt expense on note receivable	-	48,258
Gain on settlement of notes receivable	(555,928)	-
Amortization of debt discount	612,391	318,694
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	(77,193)	9,139
Other current assets	-	25,393
Change in interest receivable	(30,669)	(48,258)
Deposits	-	(62,500)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	268,091	1,113,657
Net Cash Used in Operating Activities	(944,856)	(229,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash collected on notes receivable	567,993	-
Payments made for construction in process	(126,765)	-
Net Cash Used In Investing Activities	441,228	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(104,770)	(78,000)
Proceeds from convertible note payable	780,271	78,000
Proceeds from SBA/PPP loan	-	177,200
Repayments for related party notes and line of credit	(25,500)	(4,635)
Proceeds from issuance of common stock for warrant exercises	216,109	50,000
Net Cash Provided by Financing Activities	866,110	225,565
Net Increase (Decrease) in Cash	362,482	(7,006)
Cash at Beginning of Period	7,504	14,510
Cash at End of Period	$369,986	$7,504
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash operating and financing activities:
Accrued interest increasing notes payable	$-	$48,258
Derivatives recorded as debt discount	$150,099	$301,589
Acquisition of subsidiary with convertible notes	$456,399	$-
Conversion of debt and accrued interest to common stock	$1,727,203	$2,088,809
Conversion of accrued salaries and accrued expenses to convertible notes payable, related party	$-	$1,091,356
Conversion of accrued salaries and accrued expenses to convertible notes payable	$-	$527,554

The accompanying notes are an integral part of these audited consolidated financial statements.

FISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In November 2020, the Company entered the business of owning and operating an ambulatory medical surgery center, also known as a “surgi-center,” through an acquisition of two Florida LLCs which are in the process of developing an Ambulatory Surgery Center in Ft Myers FL and supporting software to support this Ft Myers facility and other Ambulatory Surgery Centers. (See Note 10 – Related Party Transactions.)

In May-August 2021, we acquired Scoreinc.com, Inc., a Puerto Rico corporation (“Score”), a leading provider of SaaS credit repair software solutions, resulting in Score becoming a wholly owned subsidiary of the Company. See Note 11.

The terms “Fision,” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. The significant accounting policies described below, together with other notes that follow, are an integral part of the consolidated financial statements.

Principles of Consolidation

These consolidated financial statements include the accounts of FISION Corporation, a Delaware corporation, its wholly-owned Minnesota subsidiary Fision Holdings, Inc, a Minnesota corporation, its two wholly-owned Florida LLCs (Ft Myers ASC LLC and ASC SoftDev LLC), and its Score subsidiary in Puerto Rico from the date of the Score acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates and assumptions. Such estimates include management’s assessments of the useful lives and carrying values of property, plant and equipment and intangible assets, and the related depreciation and amortization methods applied. Such estimates also include the carrying value of goodwill and the fair values of derivative securities and financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During 2021, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. As of December 31, 2021, the Company held $169,986 of cash deposits in excess of federally insured limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. Delinquent accounts are written-off when the likelihood for collection is remote and/or when we believe collection efforts have been fully exhausted and we do not intend to devote any additional efforts in an attempt to collect the receivable. We adjust our allowance for doubtful accounts balance on a quarterly basis. The Company had an allowance for doubtful accounts of $4,122 and $0 as of December 31, 2021 and 2020, respectively.

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

Furniture and fixtures	5years
Computer and office equipment	5 years

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 31, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application has a material impact on the consolidated financial statements. As of December 31, 2021, the Company has no leases, and pays for virtual office on a month-to-month basis.

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

Goodwill and Other Intangible Assets

Business combinations are accounted for using the acquisition method of accounting. Acquired intangible assets are recognized and reported separately from goodwill. Goodwill represents the excess cost of acquisition over the fair value of net assets acquired. Intangible assets with finite lives are amortized over their estimated lives using the straight-line method.

On an annual basis, during the fourth quarter, the Company evaluates whether there has been a change in the estimated useful life or if certain impairment indicators exist. Goodwill is tested for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate there may be justification for conducting an interim test. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the entity is less than its carrying amount. In making this assessment, the Company considers all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations and the entity’s overall financial performance. If the Company concludes, based on its qualitative assessment, that it is more likely than not that the fair value of the is at least equal to its carrying amount, then the Company concludes that the goodwill of the entity is not impaired and no further testing is performed. However, if the Company determines, based on its qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount, then the Company will perform the quantitative goodwill impairment test. At the Company’s option, it may, in any given period, bypass the qualitative assessment and proceed directly to the quantitative approach. The quantitative assessment begins with a comparison of the fair value of the entity to its carrying amount, including goodwill. If the fair value is less than its carrying amount, an impairment loss shall be recognized in an amount equal to the difference, limited to the total amount of goodwill.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has implemented the five-step process in determining revenue recognition from contracts with customers.

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

The Company disaggregates its revenue into its major product lines as follows:

	For the year ended:
	December 31, 2021	December 31, 2020
Marketing software solutions	$385,154	$361,888
Credit repair software solutions	235,342	-
Net income (loss) for dilutive earnings per share	$620,496	$361,888

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

Income taxes

We follow Section 740 Income Taxes of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent our management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

We record stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, which requires us to measure the cost for any stock-based employee compensation at fair value and recognize the expense over the related service period. We recognize the fair value of stock options, warrants, and any other equity-based compensation issued to employees and non-employees as of the grant date. We use the Black Scholes model to measure the fair value of options and warrants.

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

The Calculations of basic and diluted earnings per share for the year ended December 31, 2021 and 2020 are:

	For the year ended:
	December 31, 2021	December 31, 2020
Net income (loss)	$2,829,309	$(2,491,533)
Dilutive effect of convertible debt	(2,194,104)	-
Net income (loss) for dilutive earnings per share	$635,205	$(2,491,533)

Shares used to compute basic earnings per share	443,551,469	285,323,216
Dilutive effect of warrants and convertible debt	66,390,589	-
Shares used to compute dilutive earnings per share	509,942,058	285,323,216

Basic earnings per share	$0.01	$(0.01)
Diluted earnings per share	$0.00	$(0.01)

For the year ended December 31, 2021 and 2020, there were 47,209,571 and 83,006,174 potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the fiscal year ended December 31, 2021 we incurred total expenses of $452,493 for research and development. In comparison, during the fiscal year ended December 31, 2020 we incurred total expenses of $340,232 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the years ended December 31, 2021 and 2020 were $23,938 and $5,474 respectively. The costs are included in the sales and marketing expenses on the consolidated statement of operations.

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

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendment is effective for the annual and interim periods ending after December 15, 2022 and we will continue to assess the impact, if any, this update will have on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2023; adoption of this standard is not expected to have a material effect on our consolidated financial statements and related disclosures.

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

We had a working capital deficiency of $1,970,604 and an accumulated deficit of $31,474,016 as of December 31, 2021, and we had an operating loss of $1,230,029 for 2021. These conditions raise substantial doubt about our ability to continue as a going concern for one year after issuance date of the financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 3 – FAIR VALUE

FASB ASC Topic 820 requires disclosure of and defines fair value of financial instruments and establishes a three-level valuation hierarchy for these disclosures. The carrying amounts reported in the balance sheet for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between their origination and their expected realization and their current market rate of interest. The three levels of valuation hierarchy for fair value determinations are defined as follows:

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2021.

	Level 1		Level 2		Level 3

Derivative Liability	$	- $		- $	347,903

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2020.

	Level 1		Level 2		Level 3

Derivative Liability	$	- $		- $	4,251,179

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities.

	Fair Value		Change in		Fair Value
	January 1,		fair		December 31,
	2020	Additions	Value	Conversions	2020

Derivative Liability	$4,156,621	$276,876	$195,682	$(378,000)	$4,251,179

	Fair Value		Change in		Fair Value
	January 1,		fair		December 31,
	2021	Additions	Value	Conversions	2021

Derivative Liability	$4,251,179	$150,095	$(2,806,495)	$(1,246,876)	$347,903

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements. We also recognized a gain on extinguishment of debt of $1,439,079 for the year ended December 31, 2021.

The derivative liability relating to warrants and the beneficial conversion feature of our convertible notes payable was $347,903 at December 31, 2021 and was computed using the following variables:

Exercise price	$0.0205--$0.2000
Expected volatility	122%
Expected term	Due on demand to 24
Months
Risk free interest rate	0.05–0.73%
Expected dividends	-

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

NOTE 4 – ACCOUNTS RECEIVABLE

Our accounts receivable at December 31, 2021 and 2020 consisted of the following:
	December 31,	December 31,
	2021	2020
Accounts receivable	$77,960	$767
Less: Allowance for doubtful accounts	-	-

	$77,960	$767

NOTE 5 – NOTES RECEIVABLE

Our notes receivable at December 31, 2021 and 2020 consisted of the following:
	December 31,	December 31,
	2021	2020
Notes receivable	$373,701	$804,300
Accrued interest	6,540	101,200
Total	380,241	905,500
Less allowance for doubtful accounts	(349,572)	(905,500)
Notes receivable, net	$30,669	$-

While the failed Continuity Logic merger was pending, the Company made various bridge loans to Continuity Logic for working capital purposes, of which a total balance including accrued interest of $917,564 was still and in default as of March 31, 2021, with a secured loan balance of $460,447. The loans matured on August 31, 2019, bear interest at 6% per annum, and a portion of the notes for these loans are secured by a first priority perfected security interest on the accounts receivable of Continuity Logic, pursuant to a security agreement dated November 7, 2018. On February 4, 2019, the merger with Continuity Logic was terminated. The termination of the merger did not change of affect the continuing obligation of Continuity Logic to satisfy the future payment of these loans to the Company, and in 2019 the Company commenced a complaint against Continuity Logic LLC regarding the unpaid balance of these Notes Receivable. Continuity Logic is not a related party to the Company. The court action is ongoing while we also pursue reasonable collection activities. Due to the uncertainty of obtaining payment of these Notes, however, the Company has created an allowance for doubtful accounts of the entire amount of this Continuity Logic receivable, resulting no balance being recorded in our outstanding Notes Receivable for this debt.

Additionally, the Company as a Petitioning Creditor has participated in an involuntary bankruptcy petition for Continuity Logic LLC in the United States Bankruptcy Court, District of New Jersey. Since the Company is the only secured lender, as a first priority and perfected lienholder, the Company expected the first $567,993 of collected proceeds less any bankruptcy court related costs to be released as of the date of the settlement with Continuity Logic LLC.

Termination of Continuity Logic Merger and Subsequent Settlement - In late 2018 the Company entered into a Merger Agreement with Continuity Logic, L.L.C., a New Jersey limited liability company (the “Continuity Logic Merger”) to effect a merger which would have resulted in our shareholders as a group and the equity holders of Continuity Logic as a group each owning 50% of the post-merger combined companies. A key provision of this Continuity Logic Merger provided that the parties and their representatives were required to raise enough working capital to support the post-merger funding requirements of the combined companies, and also that the merger be completed by December 31, 2018. Accordingly, in February 2019 Continuity Logic terminated this merger since it was not consummated by December 31, 2018. The Company no longer has any relationship or involvement with the business or future prospects of Continuity Logic.

While the Continuity Logic Merger was pending, the Company made various bridge loans to Continuity Logic for working capital, of which a total balance of $905,500 has been long overdue and is still outstanding. These loans matured on August 31, 2019, bear interest at 6% per annum, and a substantial portion of the Notes is secured by a first-priority perfected security interest on the accounts receivable of Continuity Logic. The termination of the Continuity Logic Merger did not change or affect the continuing obligation of Continuity Logic to satisfy the payment of these loans to the Company. The Company took a reserve as of December 31, 2019 of the entire $905,500 plus accrued interest against the balance of these notes receivables.

Under a court approved settlement agreement dated June 28, 2021, which Continuity Logic LLC has satisfied its obligations within the time periods specified in the settlement agreement and made payments totaling $567,993 for the year ended December 31, 2021, all of which was received in the third quarter. The Company recorded a gain on this settlement of $555,928, net of $12,065 bad debt write offs recorded prior to the settlement, for the year ended December 31, 2021.

Continuity Logic LLC was also required to pay the balance of the Company’s unsecured claim plus additional accrued interested by April 30, 2022. Continuity Logic LLC satisfied all the required obligations of the settlement agreement by making payments totaling $431,040 in the second quarter of 2022. Subsequently, both companies entered into a mutual release.

During the year ended December 31, 2021, we settled and satisfied the complaint against us in a Minnesota District Court regarding our debt to Decathlon Alpha L.P. We used $60,000 of these Continuity Logic LLC settlement proceeds to make an initial payment on a this settled complaint with Decathlon Alpha L.P. The Company made the final settlement payment of $117,500 on September 15, 2022.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consist of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Equipment	$15,720	$15,720
Furniture & Fixtures	471	471
Construction in Process	126,765	-
Less: Accumulated Depreciation	(16,190)	(16,018)

Net Property and Equipment	$126,765	$173

Construction in process include architect fees and other costs related to the surgery center in Ft. Myers, Florida. For the year ending December 31, 2021, we recorded $173 of depreciation expense.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

	December 31,
Intangible assets:	2021	2020

Software Code	$68,500	$68,500
Developed technology – Scoreinc.com acquisition	215,000	-
Permits – Scoreinc.com acquisition	17,300	-
Website – Scoreinc.com acquisition	302,800	-
Partner agreement – Scoreinc.com acquisition	15,100	-
Trade name – Scoreinc.com acquisition	112,000	-
	730,700	68,500
Less: Accumulated Amortization	(166,056)	(33,027)
Net Intangible assets	$564,644	$35,473

Amortization expense for the year ended December 31, 2021 was $133,029. Our intangible assets will be amortized over three to five years and will be fully amortized at various times from 2024 to 2026. Amortization expense is estimated to be as follows:

For the year ended December 31,
2022	$216,866
2023	216,866
2024	110,066
2025	18,146
2026	2,700
$564,644

A summary of changes in the Company’s goodwill consists of the following during the twelve months ending December 31, 2021 and 2020 respectively:

	December 31,
Intellectual Property: Goodwill:	2021	2020

Goodwill – Scoreinc.com acquisition (Note 11)	$173,584	$-
Goodwill – customer contracts	8,800	13,800
Less: Impairment Expense	-	(5,000)
Goodwill	$182,384	$8,800

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2021, the Company determined that the fair value of our goodwill was greater than our book value, and therefore no goodwill impairment charge was recorded in 2021. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2020, the Company determined that the fair value of our goodwill on customer contracts was slightly less than our book value, and therefore we took a $5,000 goodwill impairment charge in the fourth quarter of 2020, as some of our customers did not renew our software licensing and hosing contracts at the end of fiscal year 2020.

NOTE 8 – NOTES PAYABLE

At December 31, 2021, we were indebted under various convertible and non-convertible Notes payable of $2,014,740, net of debt discount of $178,810. Such notes consist of short-term related party notes plus accrued interest of $76,250, long-term convertible related party notes plus accrued interest of $442,327, short-term non-related party notes payable of $894,300, and long-term non-related party convertible notes payable of $601,863.

At December 31, 2020, we were indebted under various convertible and non-convertible Notes payable net of short-term and long-term debt discount of $398,171 for a total amount of $2,137,842, consisting of short-term related party notes plus accrued interest of $632,832, long-term convertible related party notes plus accrued interest of $163,704, short term non-related party notes of $1,141,957 and long term non-related party notes of $199,349, excluding the SBA/PPP loan. The short-term non-related party notes of $1,141,957 consist of convertible notes of $905,657 and $236,300 of non-convertible notes payable. As of December 31, 2021 and 2020, most short-term notes are in default.

Convertible Notes

In February 2020, we obtained a $78,000 convertible loan with Power Up Lending Group, whereby conversion provisions were only allowed past 180 days of the loan. This loan was paid back at the end of April 2020, less than three months later. The note had a 12% interest rate, per annum, with prepayment penalty provisions within the first six months.

In April 2020, we obtained a Small Business Administration (“SBA”) long-term loan under the federal COVID-19 Payroll Protection Program (“PPP”) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum, with $1,244 accrued interest at December 31, 2020. The portion of the loan proceeds used for labor, utilities and office costs may be subject to loan forgiveness under the terms of the SBA/PPP program. The balance as of December 31, 2020 of $177,200 is included in the notes payable on the balance sheet. The SBA forgave the entire loan including accrued interest during 2021 resulting in the recognition of total loan forgiveness of $179,182 for the year ended December 31, 2021, which is recorded as Other Income in the accompanying Statement of Operations.

During July-August 2020, related parties converted outstanding accrued expenses into some of the notes described above. Michael Brown, a director and our former CEO, converted accrued salaries and funds put into the Company into new convertible Notes of $493,597 maturing on June 30, 2021. These convertible notes were subsequently converted into common stock before maturity. Capital Market Solutions, LLC converted its $600,000 of accrued and unpaid consulting fees into a new short-term convertible note, 5% simple interest rate, maturing on July 31, 2021, for a total of $600,000. These related party notes have conversion terms of the greater of $.05 or a 10-day Volume Weighted Average Price (VWAP). (See Notes 9 and 10).

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

In January 2021, the Company issued a $150,000 note payable to an accredited investors accruing interest at 5%. The holder of the note has the option to convert the note into common stock currently held by CMS.

In accordance with the acquisition of Score, as described below in Note 11, the Company issued the owner of Score a $500,000 senior secured convertible note payable accruing no interest and convertible into not more than 10 million shares of common stock at the higher of USD $0.05 per share or the VWAP over the last 10 trading days prior to conversion.

The Company also committed to issue the owner of Score Inc. an additional unsecured convertible note payable by March 31, 2023 equal to Score’s average gross revenue during the calendar years ending 2021 and 2022. The unsecured note is convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share. The company has accounted for this contingent liability at fair value and recorded it as Contingent liability – Scorein.com acquisition on the balance sheet and the fair value conversion feature as derivative (See Note 3). The balance of this contingent note payable is $358,671 as of December 31, 2021. The Company recorded a loss of $75,698 as Other Expenses in the accompanying Statement of Operations to reflect the change in fair value of this contingency for the year ended December 31, 2021.

Also in accordance with the acquisition of Score, the company assumed Score’s outstanding PPP loan for $27,435. This loan was fully forgiven by the SBA in June 2022.

On December 9, 2021, the Company issued a total of $500,000 of convertible notes to two accredited investors bearing interest at 8% and due on December 9, 2023. The convertible notes may be converted by the holder into not more than 10 million shares of common stock based on the conversion price equal to the greater of $0.05 per share or a 10-day VWAP.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At December 31, 2021 and 2020 there were 458,128,589 and 381,923,708 outstanding shares of common stock and no outstanding shares of preferred stock.

As of December 31, 2021, the Company has committed to issue 572,367,199 shares of common stock including shares currently outstanding and shares committed through debt conversion features and warrants, which is 72,367,199 shares over the authorized limit. These commitments include 47,209,571 out of the money warrants.

Common Shares Issued in 2021

Director services– During the first quarter ended March 31, 2021, we issued a total of 2,004,994 restricted common shares valued at $50,000 to our directors for their quarterly management services, including 459,559 shares valued at $12,500 to director John Bode, 515,145 shares valued at $12,500 to director Michael Brown, 515,145 shares valued at $12,500 to director William Gerhauser, and 515,145 shares valued at $12,500 to director Greg Nagel.

During the second quarter ended June 30, 2021, we issued a total of 1,659,450 restricted common shares valued at $50,000 to our directors for their quarterly management services, including 396,825 shares valued at $12,500 to John Bode, 420,875 share valued at $12,500 to Michael Brown, 420,875 shares valued at $12,500 to William Gerhauser, and 420,875 shares valued at $12,500 to Greg Nagel.

During the third quarter ended September 30, 2021, we issued a total of 2,491,454 restricted common shares valued at $62,500 to our directors for their quarterly management services, including 592,417 shares valued at $12,500 to John Bode, 435,540 shares valued at $12,500 to Michael Brown, 435,540 shares valued at $12,500 to William Gerhauser, 435,540 shares valued at $12,500 to Greg Nagel, and 592,417 shares valued at $12,500 to Joshua Carmona.

During the fourth quarter ended December 31, 2021, we issued a total of 2,708,562 restricted common shares valued at $62,500 to our directors for their quarterly management services, including 502,008 shares valued at $12,500 to John Bode, 502,008 shares valued at $12,500 to Joshua Carmona, 568,182 shares valued at $12,500 to William Gerhauser, 568,182 shares valued at $12,500 to Greg Nagel, and 568,182 shares valued at $12,500 to Michael Brown.

Shares issued for note conversions– From time to time, accredited investors holding company notes convert outstanding convertible notes payable to restricted common stock at conversion prices based on specific terms contained in each applicable note. Non-related party accredited investors converted $994,678 of notes payable into 41,605,313 shares of restricted common stock at an average conversion price of $0.0050 for the year ended December 31, 2020.

For the year ended December 31, 2021, related parties converted debt and accrued interest into restricted common stock as follows:

i)	director Michael Brown converting his Note balance of $254,227 at $.05 per share into 5,084,535 restricted shares;

ii)	affiliate Capital Market Solutions LLC (controlled by CEO and director William Gerhauser) converting its Note balances of $214,556 at $.05 per share into 4,291,122 restricted shares;

iii)	affiliate Ignition Capital (also controlled by Mr. Gerhauser) converting its Note balance of $165,292 at $.03 per share into 5,509,733 restricted shares; and

iv)	affiliate MGA Holdings (also controlled by Mr. Gerhauser) converting its Note balance of $98,450 at $.03 per share into 3,281,667 restricted shares.

Exercise of warrants– In April 2021, two warrant holders who are accredited investors exercised their outstanding Common Stock Purchase Warrants at an exercise price of $.025 per common share, thereby purchasing a total of 8,644,371 restricted common shares for total proceeds to us of $216,109.

Common Shares Issued in 2020

Director and advisoryservices– The Company issued John Bode, an independent director, 2,083,333 restricted common shares valued at $12,500 for three months service in February 2020, and 2,604,167 restricted common shares valued at $12,500 for three months service in June 2020. Shares were calculated based on the closing stock price for each quarterly period of service.

From August to December 2020 we issued the following restricted common shares for services as a director pursuant to independent director agreements. Shares were calculated based on the closing stock price for each quarterly period of service.

i)	675,676 shares valued at $12,500 to John Bode for three months services from June-August 2020;

ii)	4,791,667 shares valued at $25,000 to Gregory Nagel for six months services from April-September 2020;

iii)	1,420,455 shares valued at $12,500 to John Bode for three months services from September-November 2020; and

iv)	399,361 shares valued at $12,500 to Gregory Nagel for three months services from October-December 2020.

In May 2020, we issued 5,000,000 restricted common shares valued at $14,500 to two accredited investors for advisory services to the Company. The shares were valued based on the closing stock price on date of transaction.

True-up and penalty shares issued– In March 2020 we issued an aggregate of 9,625,000 restricted common shares to twelve accredited investors, which represented True-Up and Penalty shares owed to them pursuant to a 2018-2019 private placement of the Company in which they invested a total of $1,750,000. These shares were valued based on the closing stock price at the date of transactions, with $43,890 valued at $.0057 per share for 7,700,000 shares and $4,813 valued at $.0025 per share for 1,925,000 shares.

Stock sold for cash– In August 2020, incident to a private placement transaction, we received proceeds of $50,000 from an individual private accredited investor, for which we issued 5,000,000 restricted common shares along with a stock purchase warrant to purchase an additional 5,000,000 common shares exercisable at $.10 per share anytime during its two-year term.

Shares issued for note conversions– From time to time, accredited investors holding company notes convert outstanding convertible notes payable to restricted common stock at conversion prices based on specific terms contained in each applicable note. Non-related party accredited investors converted $1,338,812 of notes payable into 199,638,068 shares of restricted common stock at an average conversion price of $0.0067 for the year ended December 31, 2020.

In December 2020, director Michael Brown converted $250,000 of outstanding notes payable at $0.05 per share to 5,000,000 restricted common stock and affiliate CMS (controlled by director and CEO William Gerhauser) converted $500,000 of outstanding notes payable at $0.05 per share to 10,000,000 restricted shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

CMS has additional short term notes for a total of $76,111 as of December 31, 2020, which have been in default since 2019. Also, an additional short-term note for $82,500 with affiliate MGA Capital LLC and two additional short-term notes for an aggregate of $148,778 with affiliate Ignition Capital, LLC are also in default, as of December 31, 2020, whereby MGA Capital and Ignition Capital are partially owned by our director William Gerhauser. CMS, MGA Capital, and Ignition Capital all converted these short-term notes payable into common stock during 2021 as noted above.

Incident to the note conversions during 2021 described above, certain related party noteholders converted an aggregate of $732,525 of their Notes and accrued interest into 18,167,057 shares of our restricted common stock. See Note 9 above.

Incident to the note conversions during 2020 described above, certain related party noteholders converted an aggregate of $750,000 of their Notes and accrued interest into 15,000,000 shares of our restricted common stock. See Note 9 above.

During the year ended December 31, 2021 and 2020, we issued a total of 8,864,200 and 11,974,659 shares of our restricted common stock to our directors for management services. See Note 9 above.

NOTE 11 – ACQUISITIONS

In November 2020, the Company acquired 100% of the membership interests of two Florida limited liability companies from Capital Market Solutions, LLC (“CMS”), which are Ft Myers ASC LLC (“Ft Myers ASC”) and ASC SoftDev LLC (“SoftDev”). These two LLCs were organized by CMS in the fall of 2020 to engage in the development and operation of medical Ambulatory Surgery Center. CMS is an affiliate of the Company and its largest shareholder, and is controlled by William Gerhauser, a director of the Company. This acquisition and its terms were specifically considered and approved by our two independent and disinterested directors, who also were advised by independent outside legal counsel. Neither Mr. Gerhauser nor any other representative of CMS participated in the vote of our Board of Directors to approve this acquisition. As of December 31, 2020, the Ft Myers ASC and SoftDev had no assets or liabilities, and accordingly, the Company has not recorded any assets or liabilities for this transaction. The financial position as of December 31, 2021 and results of operations for the year ended December 31, 2021 of Ft Myers ASC and SoftDev has been consolidated into the Company’s financial statements.

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

In consideration for this acquisition of Score, we issued to Carmona a Senior Secured Promissory Note for $500,000 substantially in the form attached as Exhibit 1 of the PSA, convertible into not more than ten (10) million shares of common stock of Fision at the higher of USD $0.05 per share or at the volume weighted average price (VWAP) over the last 10 trading days prior to conversion. Fision will also issue to Carmona not later than March 31, 2023 a second, unsecured promissory note in a form satisfactory to Fision and Carmona in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. The Company is accounting for this contingency as a derivative (See Note 3).

We also appointed Carmona as a member of our Board of Directors and as our Chief Operating Officer. His sole compensation for these management services will be $50,000 per year paid at $12,500 quarterly in shares of restricted common stock of Fision as determined by the closing stock price on the last trading day of each calendar quarter.

The acquisition was accounted for using the purchase method of accounting. Score is a leading industry provider of software and services that empower credit repair organizations to be compliant and successful. ScoreCEO, its credit repair software as a service (SaaS) platform is used by many credit repair organizations to achieve success. The purchase of Score was a stock purchase, which included the acquisition of all its assets and the assumption of certain liabilities. The aggregate purchase price consisted of the following:

Fair value convertible note, with conversion into common stock	$419,300
Contingent consideration liability	320,070
Additional consideration	50,000
Purchase price	$789,370

The following table summarizes the estimated fair values of Score assets acquired and certain liabilities assumed at the date of acquisition to allocated the purchase price:

Cash	$17,954
Accounts receivable, net	358
Intangible asset – Developed technology	215,000
Intangible asset – Permits	17,300
Intangible asset – Website	302,800
Intangible asset – Partner agreement	15,100
Intangible asset – Trade name	112,000
Goodwill	173,584
Total Assets	854,096

Accounts payable and accrued expenses (limited to $50,000)	(37,291)
PPP loan payable	(27,435)
Total Liabilities	64,726)

Net Purchase Price	$789,370

The Company has reported $235,342 of revenue from Score in the Consolidated Statements of Operations for the year ended December 31, 2021 representing Score revenue for the period subsequent to acquisition.

The following table summarizes the Company’s pro forma results of operations including Score as if the acquisition occurred on January 1, 2020:

	For the year ended:
	December 31, 2021	December 31, 2020
Revenue	$778,342	$886,565
Costs of Sales	178,251	115,244
Gross Profit	600,091	771,321

Operating Expenses
Sales and marketing	23,938	7,336
Research and development	452,493	339,632
General and administrative	1,269,736	1,598,964
	1,746,167	1,945,932
Operating Loss	(1,146,076)	(1,174,611)

Other Income/(Expenses)	4,214,866	(1,299,558)

Net Income/(Loss)	$3,068,790	$(2,474,169)

NOTE 12 – COMMITMENTS & CONTINGENCIES

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

The Company is party to a contingent liability in relation to the acquisition of Score Inc. By March 31, 2023, the Company is required to issue the previous owner of Score Inc an unsecured promissory note in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. The Company has recorded this contingent liability as a Contingent liability – Scoreinc.com acquisition in the balance sheet at an estimate fair value of $358,671 as of December 31, 2021.

We currently are not a party to any material legal proceedings against us, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results or financial condition.

NOTE 13 – LEASES

As the Company no longer leases any office, administrative or operational facilities other than a “virtual” office location in Minneapolis on a monthly basis, the Company currently does not have any leases, and accordingly, the Company has not recorded any liabilities on the balance sheet, as of December 31, 2021 and 2020.

NOTE 14 – INCOME TAXES

At December 31, 2021 and 2020, we had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $20,110,730 and $22,869,765 for Federal and state purposes, respectively. The Federal carryforward for the Net Operating Loss (NOL) for 2014-2017 expires in 2038, while the Federal carryforward NOL for 2018, 2019 and 2020 has no expiration date, and the state carryforward expires in 2023. Given our history of net operating losses, our management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards. Accordingly, we have not recognized a deferred tax asset for this benefit.

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

Our policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2021 and 2020, we have not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Upon any attainment of sustainable taxable income by us, our management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2021	2020
Income tax at federal Statutory rate	21.0%	21.0%
Effects of permanent differences	(1.3)%	(4.6)%

Effect of temporary differences	(4.1)%	4.6%
Effects of state taxes (net of federal taxes)	0%	0%
Change in valuation allowance	(15.6)%	(21.1)%

	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2021 and 2020 our deferred income tax asset is calculated using nondeductible accrued interest of $482,349 and $557,577, a nondeductible reserve for the notes receivable of $349,572 and $905,500, respectively, and a cumulative estimated net tax operating loss of $20,966,216 and $22,869,765, respectively, that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered our operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2021 and 2020.

Utilization of our net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. The Federal carryforward for the Net Operating Loss (NOL) for 2014-2017 expires in 2038, while the Federal carryforward NOL for 2018, 2019, 2020 and 2021 has no expiration date, and the state carryforward expires in 2023.

NOTE 15 – WARRANTS

We have the following outstanding warrants to purchase our common stock at December 31, 2021 and 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	(Remaining	Intrinsic
	Shares	Price	Term in yrs)	Value
Balance December 31, 2019	70,363,049	$0.13	1.08	$-
Granted	5,000,000	0.10
Forfeited or cancelled	(5,185,749)	0.24

Balance December 31, 2020	70,177,300	$0.15	1.10	$11,843
Granted	-	-
Exercised	(8,644,371)	0.03
Expired or cancelled	(14,323,358)	0.20

Balance December 31, 2021	47,209,571	$0.15	1.58	$-

NOTE 16 – CONCENTRATIONS

For the year ended December 31, 2021 two customers each accounted for more than 10% of our revenues, including 43% from one customer and 12% from another customer. For the year ended December 31, 2020 three customers each accounted for more than 10% of our revenues, including 38% from one customer, 21% from a second customer and 12% from a third customer. A significant reduction for any reason in the use of our software solutions by one or more of our major customers could harm our business materially.

NOTE 17 - COVID-19 LOAN and LOAN FORGIVENESS

In April 2020, we obtained an SBA long-term loan under the federal COVID-19 Payroll Protection Program (PPP) for $177,200, administered by Richfield/Bloomington Credit Union, having a term of 24 months and bearing interest of 1% per annum. The loan proceeds used for labor, office costs and utilities were subject to loan forgiveness under the terms of the SBA/PPP program. During the second quarter ended June 30, 2021, the SBA and Richfield/Bloomington Credit Union forgave any repayment of the entire loan and related accrued interest pursuant to which we recorded a total loan forgiveness of $179,183 as Other Income.

We assumed an SBA COVID-19 PPP loan of $27,435 as part of our acquisition of Scoreinc.com. This loan was forgiven by the SBA in June 2022.

NOTE 18- SUBSEQUENT EVENTS

As of the date of this report, the following material subsequent events occurred after December 31, 2021:

The Company issued an additional 3,750,000 shares of common stock to directors for their services during the period January 1, 2022 through the date of this report.

The Company issued a director a $60,000 on demand convertible note payable. The note is convertible at the greater of $0.05 per share or the VWAP of the ten trading days prior to conversion. This director lent the Company an additional $10,000 on October 3, 2022 for operating cash flow purposes.

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

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant’s Form 10 filed on 4/6/2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of registrant’s Form 10 filed on 4/6/2010)

10.1	Amended Director Agreement with John Bode, dated September 18, 2022 (filed herewith)

10.2	Independent Director Agreement with Greg Nagel, dated January 1, 2022 (filed herewith)

10.3	2011 Stock Option and Compensation Plan, as amended 12/30/2014 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2016)

10.4	2016 Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed on March 30, 2016)

10.5	Agreement to Acquire Two Florida LLCs for Ambulatory Surgery Center Business (incorporated by reference to Registrant’s Current Report on Form 8-K filed with SEC on November 19, 2020)

31.1	Certification of CEO pursuant to Securities Exchange Act (filed herewith)

31.2	Certification of CFO pursuant to Securities Exchange Act (filed herewith)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: December 30, 2022	By:	/s/ John Bode
John Bode
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2022	By:	/s/ John Bode
John Bode
Director, Interim Chief Executive Officer (principal executiveofficer)

Dated: December 30, 2022	By:	/s/ John Bode
John Bode
Director, Interim Chief Executive Officer
(principal financial and accounting officer)

35