Form 10-Q
period 2022-03-31
FISION Corp
filed 2023-01-23
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number. 000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1650 West End Boulevard, Suite 100

Minneapolis, Minnesota 55416

(Address of principal executive offices and Zip Code)

(612) 927-3700

(Registrant’s telephone number, including area code)

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 464,128,589 shares of common stock are outstanding as of January 17, 2023.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (612) 927-3700; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31	December 31,
	2022	2021
ASSETS	(Unaudited)

Current Assets:
Cash	$44,733	$369,986
Accounts receivable, net	22,587	77,960
Notes receivable, net	37,209	30,669
Total Current Assets	104,529	478,615

Property and equipment, net of accumulated depreciation	359,443	126,765

Other Assets:
Goodwill	182,384	182,384
Intangible assets, net of accumulated amortization	510,428	564,644
Deposits	206	206
Total Assets	$1,156,990	$1,352,614
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,069,674	$1,103,331
Derivative liability	185,382	347,903
Contingent liability – Scoreinc.com acquisition	358,671	-
SBA/PPP loan	27,435	27,435
Notes payable and accrued interest, related party	78,500	76,250
Convertible Notes payable	1,117,300	894,300
Total Current Liabilities	2,836,962	2,449,219

Long-Term Liabilities
Contingent liability – Scoreinc.com acquisition	-	358,671
Convertible Notes Payable, net of debt discount, related party	452,579	442,326
Convertible Notes Payable, net of debt discount	399,596	601,863
Total Long-Term Liabilities	852,175	1,402,861

Total Liabilities	3,689,137	3,852,080

Contingencies and Commitments (See Note 11)

Stockholders’ Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 460,378,589 and 459,128,589 shares issued and outstanding, respectively	46,038	45,913
Additional paid in capital	28,945,312	28,928,637
Accumulated deficit	(31,523,497)	(31,474,016)
Total Stockholder’s Deficit	(2,532,147)	(2,499,466)
Total Liabilities and Stockholder’s Deficit	$1,156,990	$1,352,614

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

REVENUE	$167,102	$60,965

COST OF GOODS SOLD	36,389	25,283

GROSS MARGIN	$130,713	$35,682

OPERATING EXPENSES
Sales and marketing	1,903	3,520
Research and development	4,375	52,420
General and administrative	215,034	151,378
Amortization of intangible assets	54,216	4,893
TOTAL OPERATING EXPENSES	275,528	212,211

OPERATING LOSS	$(144,815)	$(176,529)

OTHER INCOME / (EXPENSES)
Interest expense	(42,743)	(45,027)
Amortization of debt discount	(30,984)	(539,684)
Gain on change in fair value of derivative liabilities	162,521	2,190,076
Gain on extinguishment of debt / gain on settlement of debt	-	1,439,079
Bad debt expense on notes receivable	-	(12,065)
Other income (expenses)	6,540	12,065
TOTAL OTHER INCOME	$95,334	$3,044,444

NET INCOME (LOSS)	$(49,481)	$2,867,915

Net income (loss) per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Shares used in per share calculations:
Basic	459,314,700	414,728,633
Diluted	459,314,700	441,076,853

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

			Additional
	Common	Common	Paid In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

Stock issued for services	2,004,994	200	49,800	-	50,000
Conversion of notes payable and Related accrued interest	47,580,214	4,758	1,497,020		1,501,778
Net income				2,867,915	2,867,915

Balance, March 31, 2021	431,508,916	$43,150	$28,314,866	$(31,435,410)	$(3,077,394)

Balance, December 31, 2021	459,128,589	$45,913	$28,928,637	$(31,474,016)	$(2,499,466)

Stock issued for services	1,250,000	125	16,675	-	16,800
Net loss				(49,481)	(49,481)

Balance, March 31, 2022	460,378,589	$46,038	$28,945,312	$(31,523,497)	$(2,532,147)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021

Net (Loss) Income for the Period	$(49,481)	$2,867,915

Net cash used in operating activities:
Common stock issued for services	16,800	50,000
Amortization	54,216	5,066
Gain on change in fair value of derivative liabilities	(162,521)	(2,190,076)
Loss (gain) on extinguishment of debt/gain on settlement of debt	-	(1,439,079)
Bad debt expense	-	12,065
Amortization of debt discount	30,984	544,577
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	55,373	(10,179)
Interest receivable	(6,540)	(12,065)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(31,406)	111,083
Net Cash Used in Operating Activities	(92,575)	(60,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of construction in-process	(232,678)	-
Net Cash Used in Investing Activities	(232,678)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	55,000
Proceeds from related party notes and line of credit	-	745
Net Cash Provided by Financing Activities	-	55,745

Net (Decrease) in Cash	(325,253)	(4,948)

Cash at Beginning of Period	369,986	7,504
Cash at End of Period	$44,733	$2,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash operating and financing activities:
Conversion of debt and accrued interest to common stock	$-	$1,501,778
Derivative liability write-off related to conversions	-	1,246,877

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(Unaudited)

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

Although these interim consolidated financial statements for the three-month periods ended March 31, 2022 and 2021 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2022 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future period.

These unaudited interim consolidated financial statements should be read and considered in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in our annual report on Form 10-K filed with the SEC on January 3, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During 2021, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. As of March 31, 2022, the Company held no cash deposits in excess of federally insured limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Property and Equipment

Property and equipment are capitalized and stated at cost, and any additions, renewals or betterments are also capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. If property or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from our accounts, and any gain or loss is included in operations. Construction-in-progress is not depreciated until placed into service. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

Furniture and fixtures	5 years
Computer and office equipment	5 years

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 31, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application has a material impact on the consolidated financial statements. As of March 31, 2022, the Company has no leases and pays for virtual office space on a month-to-month basis.

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

For the period ended March 31, 2022 our revenue break-down from various sources was as follows:

Cloud-based marketing solutions	$89,432
Credit repair software solutions	77,670
$167,102

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

Net Income (Loss) Per Common Share

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

The calculations of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 are:

	For the three months ended:
	March 31, 2022	March 31, 2021
Net (loss) income	$(49,481)	$2,867,915
Dilutive effect of warrants and convertible debt	-	-
Net income for dilutive earnings per share	$(49,481)	$2,867,915

Shares used to compute basic earnings per share	459,314,700	414,728,633
Dilutive effect of warrants and convertible debt (1)	-	26,348,220
Shares used to compute dilutive earnings per share	459,314,700	441,076,853

Basic earnings per share	$(0.00)	$0.01
Diluted earnings per share	$(0.00)	$0.01

(1)

For the three months ended March 31, 2022, there were 141,814,536 potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the three month period ended March 31, 2022 we incurred total expenses of $4,375 for research and development. In comparison, during the three month period ended March 31, 2021 we incurred total expenses of $52,420 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the three month period ended March 31, 2022 and 2021 were $1,903 and $3,520, respectively. The costs are included in the sales and marketing expenses on the consolidated statement of operations.

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

At March 31, 2022, we had a working capital deficiency of $(2,732,433) and an accumulated deficit of $(31,523,497) and the Company had an operating loss of $144,815 for the three months ended March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Our ability to continue as a going concern depends on our ability to raise additional significant funds. The Company is attempting to raise such funds through private placements of its equity (including preferred) or debt (including convertible debt) securities, but there can be no assurance any such future funds will become available to us. Unless we can raise additional significant working capital, our business plan most likely will not succeed.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2022:

	Level 1	Level 2	Level 3

Derivative liability	$	$	$185,382

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value		Change		Fair Value
	Dec 31,		Fair		March 31,
	2021	Additions	Value	Conversions	2022

Derivative liability	$347,903	$	$(162,521)	$	$185,382

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements. We also recognized a gain on extinguishment of debt of $1,439,079 for the period ended March 31, 2021.

The derivative liability relating to the beneficial conversion feature of our convertible notes payable was $185,382, at March 31, 2022 and was computed using the following variables:

Exercise price	$0.0146 - $0.20
Expected Volatility	137%
Expected Term	Due on demand to 24 months
Risk free interest rate	0.17%-2.28%
Expected dividends	-

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

NOTE 4 – ACCOUNTS RECEIVABLE

Our accounts receivable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	Dec. 31,
	2022	2021
Accounts receivable	$22,587	$77,960
Less: Allowance for doubtful accounts	-	-
Accounts Receivable, net of allowance for doubtful accounts	$22,587	$77,960

NOTE 5 – NOTES RECEIVABLE

Our notes receivable at March 31, 2022 and December 31, 2021 consisted for the following:

	March 31,	Dec. 31,
	2022	2021
Notes receivable	$373,701	$373,701
Accrued interest	13,080	6,540
Total	386,781	380,241
Less: Allowance for doubtful accounts	(349,572)	(349,572)
Notes receivable, net of allowance for doubtful accounts	$37,209	$30,669

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consists of the following at March 31, 2022 and December 31, 2021.

	March 31,	Dec. 31,
	2022	2021
Equipment	$15,720	$15,720
Furniture & Fixtures	470	470
Construction in Process	359,443	126,765
	375,633	142,955
Less: Accumulated Depreciation	(16,190)	(16,190)
Property and equipment, net	$359,443	$126,765

We recorded no depreciation expense for the period ended March 31, 2022.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, less accumulated amortization, consists of the following at March 31, 2022 and December 31, 2021.

	March 31,	Dec. 31,
	2022	2021
Software code	$68,500	$68,500
Developed technology – Scoreinc.com acquisition	215,000	215,000
Permits – Scoreinc.com acquisition	17,300	17,300
Website – Scoreinc.com acquisition	302,800	302,800
Partner agreement – Scoreinc.com acquisition	15,100	15,100
Trade name – Scorein.com acquisition	112,000	112,000
	730,700	730,700
Less: Accumulated Depreciation	(220,272)	(166,506)
Intangible assets, net	$510,428	$564,644

Our intangible assets will be amortized over three to seven years and will be fully amortized at various times from 2024 to 2026. Amortization expense for 2022, 2023, 2024, 2025 and 2026 is estimated to be $216,866, $216,866, $110,066, $18,146, and $2,700, respectively.

A summary of changes in the Company’s goodwill consists of the following during the three months ending March 31, 2022 and December 31, 2021:

	March 31,	Dec. 31,
	2022	2021
Goodwill – Scoreinc.com acquisition	$173,584	$173,584
Goodwill – customer contracts	8,800	8,800
Goodwill	$182,384	$182,384

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

The Company did not record any goodwill impairment expense during the three month’s ending March 31, 2022.

NOTE 8 – NOTES PAYABLE

At March 31, 2022, we were indebted under various convertible and non-convertible Notes payable of $2,075,410, net of debt discount of $147,618. Such notes payable consist of the following:

-	$27,435	SBA/PPP loan, which the Company has been notified was forgiven in June 2022.

-	$78,500	Current portion of related party notes including accrued interest

-	$1,117,300	Current portion of convertible notes payable; bearing interest from 5% to 18%; convertible into shares at either $0.05 per share or a VWAP based on the trailing 10 trading days depending on the specific instrument.

-	$452,579	Long-term related party convertible notes payable; non-interest bearing; convertible into shares at $0.05 per share; due January 2023.

-	$399,596	Long-term convertible notes payable, net of debt discount; bearing interest at 8%; convertible into shares based on a calculation of the greater of $0.05 per share or a VWAP based on the trailing 10 trading days; due December 2023

The Company also committed to issue the owner of Score Inc. an additional unsecured convertible note payable by March 31, 2023 equal to Score’s average gross revenue during the calendar years ending 2021 and 2022. The unsecured note is convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share. The company has accounted for this contingent liability at fair value and recorded it as Contingent liability – Scorein.com acquisition on the balance sheet and the fair value conversion feature as derivative (See Note 3). The balance of this contingent note payable is $358,671 as of March 31, 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At March 31, 2022, there were 460,378,589 outstanding shares of common stock and no outstanding shares of preferred stock.

As of March 31, 2022, the Company has committed to issue 602,154,917 shares of common stock including shares currently outstanding and shares committed through debt conversion features and warrants, which is 102,154,917 shares over the authorized limit. These commitments include 45,079,804 out of the money warrants.

During the first quarter ended March 31, 2022, we issued a total of 1,250,000 restricted common shares valued at $16,800 to our directors for their quarterly services. Each director received 250,000 shares in compensation.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of March 31, 2022, the Company has advanced $126,450 to CMS, an affiliate of one of our directors, for expenses related to fund raising activities for our ASC project. The balance is offset by $55,047 of expenses that CMS paid on behalf of the Company related to its day-to-day operations.

As of March 31, 2022, the Company has related party debt including the Score contingent liability totaling $1,054,000 due to current directors or their affiliates. See Note 8 above.

During the three month period ended March 31, 2022 and 2021, we issued a total of 1,250,000 and 2,004,994, respectively, shares of our restricted common stock to our directors for management services. See Note 9 above.

NOTE 11 – COMMITMENTS & CONTINGENCIES

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

The Company is party to a contingent liability in relation to the acquisition of Score Inc. By March 31, 2023, the Company is required to issue the previous owner of Score Inc an unsecured promissory note in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. The Company has recorded this contingent liability as a long-term related party note payable in the balance sheet at an estimate fair value of $358,671 as of March 31, 2022.

We currently are not a party to any material legal proceedings against us, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results or financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are certain statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by terminology such as “believe,” “may,” “intend,” “plan,” “will,” “could,” “expect,” estimate,” “strategy,” and similar expressions. These forward-looking statements are subject to material risks and uncertainties that are beyond our control. Although our management believes that the assumptions underlying these forward-looking statements are reasonable, they do not assure or guarantee our future performance. Our actual results could differ materially from those contemplated by these forward-looking statements. The assumptions used for these forward-looking statements require considerable exercise of judgment, since they represent estimates of future events and are thus subject to material uncertainties involving possible changes in economic, governmental, industry, marketplace, and other circumstances. To the extent any assumed events do not occur, the outcome may vary materially and worse from our anticipated or projected results. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by these forward-looking statements will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements. Before determining to make an investment in any of our securities, you should read and consider specific Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Effective September 18, 2022, the Board of Directors of registrant FISION Corporation, a Delaware corporation (“FISION”) removed William Gerhauser as the Chief Executive Officer of FISION, and concurrent and immediately effective thereto, the Board of Directors appointed John Bode as Interim Chief Executive Officer to serve until his successor is appointed or elected. Mr. Bode is currently a director of FISION and will continue to serve on its Board of Directors. Michael Brown, a director of FISION, was also appointed as Chairman of the Board of Directors of FISION effective immediately.

The Board of Directors had previously appointed William Gerhauser chief executive officer on November 19, 2021. Previous to this appointment, our management consisted of our four directors Michael Brown, William Gerhauser, John Bode (independent), and Gregory Nagel (independent). Michael Brown served as our principal executive. Joshua Carmona was appointed Director and Chief Operating Officer upon the completion of the acquisition of Scoreinc.com on May 30, 2021. Mr. Gerhauser is the 100% owner of Capital Markets Solutions, LLC (“CMS”) through which the Company was managed by two executives under the terms of a Consulting Agreement between us and CMS. When this CMS Consulting Agreement expired in March 2020, the two CMS executives managing the Company resigned all management positions with the Company.

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

Acquisition to Engage in Medical Ambulatory Surgery Center (“ASC”) Business

In November 2020, the Company entered into an agreement to acquire 100% of the equity membership interests of two Florida limited liability companies from Capital Market Solutions, LLC (“CMS”), which are Ft Myers ASC LLC (“Ft Myers ASC”) and ASC SoftDev LLC (“SoftDev”), in exchange for the reimbursement of up to $200,000 of related out of pocket expenses. These two LLCs were organized by CMS in the fall of 2020 to engage in the development and operation of a medical Ambulatory Surgery Center. Our agreement with CMS for this acquisition was set forth in full as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 19, 2020.

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

Our Customers–Our potential customer base for Fision is global and virtually unlimited, since our software solutions are totally cloud-based and readily scalable, and include a multitude of digital tools and solutions which can provide significant benefits to our customers on both platforms. We have received recurring revenues from our primary customers for many years, and we regard our recurring revenues to be particularly significant to our marketing strategy which emphasizes long-term relationships with our customers. Our current and potential customer base for Score are US based credit repair service businesses. We are in the development of an application based solution that will allow consumers to perform credit repair tasks with the assistance of our application.

Cloud-Based Platform– Storage and operation of our software solutions platform along with the digital marketing and sales assets and related data of our customers are outsourced by us to reside and take place in the digital “cloud.” Providers of cloud services are typically referred to as “virtual servers” since they provide all digital data storage and software application services to their clients. Our cloud service provider is Microsoft’s Azure Cloud, which leading cloud-based platform offers readily scalable, high quality and secure cloud services capable of satisfying any increasing demand or changing circumstances in the needs of our customers or us.

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

Research and Development–The Company has committed substantial financial, personnel and other resources toward research and development efforts and activities related to the integration, commercialization and improvement of the Company’s proprietary software platforms. We currently leverage both an in-house development team and outsourced consultants to assist in achieving our research and development objectives. We are in the process of developing a consumer application for credit repair services.

Our Industry– We have marketed and licensed our Fision software products and services in the agile marketing segment of the broad software-as-a-service (SaaS) industry, with virtually all our revenues derived from our proprietary cloud-based marketing software platforms. Our Scoreinc.com subsidiary serves credit repair businesses in the United States.

Employees–We currently employ 5 employees through our Scoreinc.com subsidiary. We currently intend to hire additional employees in Florida to assist in the administration and execution of our strategy related to the ASC development as well as additional employees in Florida and Puerto Rico to support the future growth of our Scoreinc.com subsidiary.

Outsourcing–We currently outsource our software platform maintenance and operations and our accounting and administrative functions to various experienced independent contractors. We believe that the software and other services provided by our outsourced contractors are adequate to service our current customers as required and to maintain our corporate functions in a professional manner.

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the fiscal year ended March 31, 2022 we incurred total expenses of $4,376 for such development and support.

Property and Equipment

Property and equipment are capitalized and stated at cost, and any additions, renewals or betterments are also capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. If property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from our accounts, and any gain or loss is included in operations. Construction-in-progress is not depreciated until placed into service. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

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

Company Recognizes Contract Liability for Its Performance Obligation-- Upon receipt of a prepayment from a customer, the Company recognizes a contract liability in the amount of the prepayment for its performance obligation to transfer goods and services in the future. When the Company transfers those goods and services and, therefore, satisfies its performance obligation to the customer, the Company will then recognize the revenue.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenue --Revenue was $167,102 for the quarter ended March 31, 2022 compared to revenue of $60,965 for the quarter ended March 31, 2021, which increase in revenue in the 2022 first quarter compared to the 2021 first quarter is primarily because of the acquisition of Score.

Cost of Goods Sold –Cost of goods sold for the quarter ended March 31, 2022 was $36,389 (21.8% of revenue) compared to cost of goods sold of $25,283 (41.5% of revenue) for the quarter ended March 31, 2021. The increase is primarily due to acquisition of Score.

Gross Margin –Gross margin for the quarter ended March 31, 2022 was $130,713 compared to $35,682 for the quarter ended March 31, 2021.

Gross margin as a percentage of revenue was 78% for the first quarter of 2022 compared to 59% of revenue for the first quarter of 2021.

Operating Expenses –Operating expenses for the quarter ended March 31, 2022 were $275,528 compared to $212,211 for the quarter ended March 31, 2021. Sales and marketing expenses for the quarter ended March 31, 2022 were $1,903 compared to $3,520 for the quarter ended March 31, 2021. Development and support expenses for the quarter ended March 31, 2022 were $4,375 compared to $52,420 for the quarter ended March 31, 2021. General and administrative expenses for the quarter ended March 31, 2022 were $215,220 compared to $151,378 for the quarter ended March 31, 2021. Amortization of intangible assets for the quarter ended March 31, 2022 was $54,216 compared to $4,893 for the quarter ended March 31, 2021. The increase in amortization expense is related to our acquisition of Score.

Operating Loss-- Operating loss for the quarter ended March 31, 2022 was $144,815 compared to $176,529 for the quarter ended March 31, 2021.

Other Income / (Expenses)– Other income/(expenses) for the quarter ended March 31, 2022 was $95,334 consisting of $(42,743) of interest expense and $(30,984) of amortization of debt discount offset by $162,521 gain on change in fair value of derivative liabilities and $6,540 of other income compared to $3,044,444 consisting of interest expense $(45,027), amortization of debt discount $(539,684), $2,190,076 of gain on change in fair value of derivative liabilities, $1,439,079 gain on extinguishment of debt and other income of $12,065, and $(12,065) of bad debt expense in the prior year.

Net Income (Loss)– Our net income (loss) for the quarter ended March 31, 2022 was a net loss of $(49,481) compared to net income of $2,867,915 for the quarter ended March 31, 2021.

Liquidity and Capital Resources

Our financial condition and future prospects critically depend on our access to financing in order to continue funding our operations. Much of our cost structure is based on costs related to personnel and facilities and is not subject to significant variability. In order to fund our operations and working capital needs, we have historically utilized loans from accredited investors (including directors and management), sales of our common stock and convertible debt securities to accredited investors (including directors and management), and issuances of common stock to satisfy outstanding debt and to pay for development, marketing, management, financial, professional and other services.

In order to attain material growth of our SaaS Fision and ScoreCEO platforms and progress with our ambulatory surgery center project, we will need to raise substantial additional capital through private or public offerings of equity or debt securities, or a combination thereof, and we may have to use a material portion of the capital raised to repay existing past due debt obligations. To the extent any capital raised is insufficient to satisfy operational working capital needs and meet any required debt payments, we will need to either extend, refinance or convert to equity our past due indebtedness, which there is no assurance we can accomplish.

At March 31, 2022 the Company had notes payable indebtedness, including related party indebtedness and contingent acquisition liabilities, totaling $2,434,081 including accrued interest on current related party notes payables and debt discounts. Certain information on our notes payable is set forth in Note 8 of the unaudited consolidated financial statements included in this quarterly report.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of March 31, 2022, we had $67,320 of cash and accounts receivable, and a working capital deficiency of $(2,732,433). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our limited revenues, we have financed our operations to date through (i) loans from management and from financial and other lenders, including convertible debt (ii) stock-based compensation issued to employees and for consulting, outsourced software, and professional services, (iii) common stock issued to satisfy outstanding loans and accounts payable/accrued expenses, and (iv) equity sales of our common stock

Net Cash Used In Operating Activities– We used $92,575 of net cash in operating activities for the fiscal year ended March 31, 2022 compared to $60,693 of net cash used in operating activities for the fiscal year ended March 31, 2021. The increase in cash used for operating activities was due to the net loss offset by non-cash expenses.

Net Cash Used In Investing Activities– During fiscal years ended March 31, 2022, we spent $232,678 in construction costs for our surgery center project.

Net Cash Provided by Financing Activities– During the quarter ended March 31, 2022, we did not raise any cash from sales of common stock or issuance of convertible notes payable. Additionally, we did not make any repayments on notes payable.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the three months ended March 31, 2022, we incurred an operating loss of $(144,815) and for the year ended December 31, 2021 we incurred an operating loss of $(1,230,029). And our accumulated deficit as of March 31, 2022 is $31,523,497. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, which might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of March 31, 2022, or as of the date of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is being designed to include policies and procedures that are intended to:

i)	maintain records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of March 31, 2022 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; and (ii) limited checks and balances in processing cash and other transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this 2022 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2021 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the first quarter of our fiscal year ended March 31, 2022 are as follows:

Director Services- In the first quarter ended March 31, 2022, we issued a total of 1,250,000 restricted common shares to our five directors in consideration for director services provided by them valued at $16,800.

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The exhibits filed as part of this 2022 Q1 Form 10-Q are listed below:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISION Corporation

Dated: January 23, 2023	By:	/s/ John Bode
John Bode
Director and Interim Chief Executive Officer
(principal executive officer and
principal financial and accounting officer)

