Form 10-Q
period 2022-06-30
FISION Corp
filed 2023-03-07
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number. 000-53929

FISION Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-2205792
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

1650 West End Boulevard, Suite 100

Minneapolis, Minnesota 55416

(Address of principal executive offices and Zip Code)

(763) 259-5825

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (#232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). ☐ Yes ☒ No

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 464,128,589 shares of common stock are outstanding as of March 6, 2023.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (763) 259-5825; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30	December 31,
	2022	2021
ASSETS	(Unaudited)

Current Assets:
Cash	$108,238	$369,986
Accounts receivable, net	23,110	77,960
Notes receivable, net	-	30,669
Total Current Assets	131,348	478,615

Property and equipment, net of accumulated depreciation	641,331	126,765

Other Assets:
Goodwill	173,584	182,384
Intangible assets, net of accumulated amortization	456,211	564,644
Deposits	206	206
Total Assets	$1,402,680	$1,352,614
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,128,483	$1,103,331
Derivative liability	273,139	347,903
Contingent liability – Scoreinc.com acquisition	358,671	-
SBA/PPP loan	-	27,435
Notes payable and accrued interest, net of debt discount - related party	543,818	76,250
Notes payable, net of debt discount	1,117,300	894,300
Total Current Liabilities	3,421,411	2,449,219

Long-Term Liabilities
Contingent liability – Scoreinc.com acquisition	-	358,671
Convertible Notes Payable, net of debt discount, related party	-	442,326
Convertible Notes Payable, net of debt discount	412,601	601,863
Total Long-Term Liabilities	412,601	1,402,861

Total Liabilities	3,834,012	3,852,080

Contingencies and Commitments (See Note 11)

Stockholders' Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 461,628,589 and 459,128,589 shares issued and outstanding, respectively	46,163	45,913
Additional paid in capital	28,955,137	28,928,637
Accumulated deficit	(31,432,632)	(31,474,016)
Total Stockholder’s Deficit	(2,431,332)	(2,499,466)
Total Liabilities and Stockholder’s Deficit	$1,402,680	$1,352,614

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUE	$173,772	$304,497	$340,874	$365,462

COST OF GOODS SOLD	32,461	23,950	68,850	49,233

GROSS MARGIN	141,311	280,547	272,024	316,229

OPERATING EXPENSES
Sales and marketing	7,613	2,917	9,516	6,437
Development and support	23,765	50,936	28,140	103,356
General and administrative	223,266	466,362	438,300	617,740
Amortization of intangible assets	63,017	2,446	117,233	7,339
TOTAL OPERATING EXPENSES	317,661	522,661	593,189	734,872

OPERATING LOSS	(176,350)	(242,114)	(321,165)	(418,643)

OTHER INCOME / (EXPENSES)
Interest expense	(42,744)	(143,591)	(85,487)	(188,618)
Amortization of debt discount	(23,495)	(30,752)	(54,479)	(570,436)
Gain (loss) on change in fair value of derivative liabilities	(87,757)	338,829	74,764	2,528,905
Gain on extinguishment of debt / gain (loss) on settlement of debt	-	7,128	-	1,446,207
SBA/PPP loan forgiveness	27,435	179,182	27,435	179,182
Bad debt expense on notes receivable	-	-	-	(12,065)
Other income	393,776	12,065	400,316	24,130
TOTAL OTHER INCOME	267,215	362,861	362,549	3,407,305

NET INCOME	$90,865	$120,747	$41,384	$2,988,662

Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Shares used in per share calculations:
Basic1	460,557,160	443,632,489	459,939,362	430,997,806
Diluted1	460,557,160	462,710,446	544,052,456	450,075,763

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common	Common	Paid In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, March 31, 2021	431,508,916	$43,150	$28,314,866	$(31,435,410)	$(3,077,395)

Exercise of stock options for cash	8,644,371	864	215,245		216,109
Stock issued for services	1,659,450	166	49,800		50,000
Conversion of notes payable and Related accrued interest	9,442,455	944	1,497,020		151,183
Reconciling difference	(76,330)	(8)	8		-
Net income				120,747	120,747
Balance, June 30, 2021	451,178,862	$45,116	$28,730,192	$(31,314,663)	$(2,539,355)

Balance, March 31, 2022	460,378,589	$46,038	$28,945,312	$(31,523,497)	$(2,532,147)

Stock issued for services	1,250,000	125	9,825		9,950
Net income				90,865	90,865
Balance, June 30, 2022	461,628,589	$46,163	$28,955,137	$(31,432,632)	$(2,431,332)

			Additional
	Common	Common	Paid In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

Exercise of stock options for cash	8,644,371	864	215,245		216,109
Stock issued for services	3,664,444	366	99,634		100,000
Conversion of notes payable and Related accrued interest	57,022,669	5,702	1,647,259		1,652,961
Reconciling difference	(76,330)	(8)	8		-
Net income				2,988,662	2,988,662
Balance, June 30, 2021	451,178,862	$45,116	$28,730,192	$(31,314,663)	$(2,539,355)

Balance, December 31, 2021	459,128,589	$45,913	$28,928,637	$(31,474,016)	$(2,499,466)

Stock issued for services	2,500,000	250	26,500		26,750
Net income				41,384	41,384
Balance, June 30, 2022	461,628,589	$46,163	$28,955,137	$(31,432,632)	$(2,431,332)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021

Net Income for the Period	$41,384	$2,988,662

Net cash provided by (used) in operating activities:
Common stock issued for services	26,750	100,000
Depreciation and amortization	117,233	7,512
Gain on change in fair value of derivative liabilities	(74,764)	(2,528,905)
Gain on extinguishment of debt/gain on settlement of debt	(27,435)	(1,790,582)
Bad debt expense	-	12,065
Amortization of debt discount	54,479	570,436
Change in interest receivable		(24,129)
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts receivable	54,850	271
Note receivable	30,669
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	29,652	440,339
Net Cash Provided by (Used) in Operating Activities	252,818	(224,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of construction in-process	(514,566)	-
Net Cash Used in Investing Activities	(514,566)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	55,000
Proceeds from related party	-	745
Repayments for related party	-	(9,209)
Proceeds from exercise of warrants for cash	-	216,109
Net Cash Provided by Financing Activities	-	262,645

Net (Decrease) Increase in Cash	(261,748)	38,414

Cash at Beginning of Period	369,986	7,504
Cash at End of Period	$108,238	$45,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Conversion of debt and accrued interest to common stock	$-	$1,652,961

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 AND 2021

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

Although these interim consolidated financial statements for the three and six-month periods ended June 30, 2022 and 2021 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2022 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future period.

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

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates and assumptions. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, derivative liabilities, fair value of financial instruments, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During 2022, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. As of June 30, 2022, the Company did not hold any cash deposits in excess of federally insured limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 31, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application has a material impact on the consolidated financial statements. As of June 30, 2022, the Company has no leases, and pays for virtual office on a month-to-month basis.

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

For the three and six-months ended June 30, 2022 our revenue break-down from various sources was as follows:

	Three-months ended June 30, 2022	Six-months ended June 30, 2022
Cloud-based marketing solutions	$89,767	$179,199
Credit repair software solutions	84,005	161,675
	$173,772	$340,874

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

The Calculations of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$90,865	$120,747	$41,384	$2,988,662
Dilutive effect of convertible debt	-		(20,285)
Net income for dilutive earnings per share	$90,865	$120,747	$21,099	$2,988,662

Shares used to compute basic earnings per share	460,557,160	443,632,489	459,939,362	430,997,806
Dilutive effect of warrants and convertible debt (1)	-	19,077,957	84,113,094	19,077,957
Shares used to compute dilutive earnings per share	460,557,160	462,710,446	544,052,456	450,075,763

Basic earnings per share	$0.00	$0.00	$0.00	$0.01
Diluted earnings per share	$0.00	$0.00	$0.00	$0.01

(1)

For the three months ended June 30, 2022, there were 119,313,094 potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive. For the six-month period ended June 30, 2022, there were 35,200,000 potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive

Research and Development

We expense all our research and development operations and activities as they occur. During the six month period ended June 30, 2022 we incurred total expenses of $28,140 for research and development. In comparison, during the six month period ended June 30, 2021 we incurred total expenses of $103,356 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

 Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the six month period ended June 30, 2022 and 2021 were $9,516 and $6,437, respectively. The costs are included in the sales and marketing expenses on the consolidated statement of operations.

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

At June 30, 2022, we had a working capital deficiency of $3,290,063 and an accumulated deficit of $31,432,632 and the Company had an operating loss of $321,165 for the six months ended June 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2022:

	Level 1	Level 2	Level 3

Derivative liability	$	$	$273,139

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value		Change		Fair Value
	Dec 31,		Fair		June 30,
	2021	Additions	Value	Conversions	2022

Derivative liability	$347,903	$	$(74,764)	$	$273,139

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements.  We also recognized a gain on extinguishment of debt of $27,435 for the period ended June 30, 2022 related to a SBA/PPP loan that was forgiven.

The derivative liability relating to the beneficial conversion feature of our convertible notes payable was $273,139 at June 30, 2022 and was computed using the following variables:

Exercise price	$0.0086 - $0.05
Expected Volatility	221%
Expected Term	Due on demand to 18 months
Risk free interest rate	1.69% - 2.92%
Expected dividends	-

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

NOTE 4 – ACCOUNTS RECEIVABLE

Our accounts receivable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts receivable	$23,110	$77,960
Less: Allowance for doubtful accounts	-	-
Accounts Receivable, net of allowance for doubtful accounts	$23,110	$77,960

NOTE 5 – NOTES RECEIVABLE

The Company had no notes receivable balance, due to an allowance for doubtful accounts, at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
Notes receivable	$-	$373,701
Accrued interest	-	6,540
Total	-	380,241
Less: Allowance for doubtful accounts	-	(340,572)
Accounts Receivable, net of allowance for doubtful accounts	$-	$30,669

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consists of the following at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
Equipment	$15,720	$15,720
Furniture & Fixtures	470	470
Construction in Process	641,331	126,765
	657,521	142,955
Less: Accumulated Depreciation	(16,190)	(16,190)
Property and equipment, net	$641,331	$126,765

We recorded no depreciation expense in the period ended June 30, 2022.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, less accumulated amortization, consists of the following at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
Software code	$68,500	$68,500
Developed technology – Scoreinc.com acquisition	215,000	215,000
Permits – Scoreinc.com acquisition	17,300	17,300
Website – Scoreinc.com acquisition	302,800	302,800
Partner agreement – Scoreinc.com acquisition	15,100	15,100
Trade name – Scorein.com acquisition	112,000	112,000
	730,700	730,700
Less: Accumulated Depreciation	(274,489)	(166,056)
Intangible assets, net	$456,211	$564,644

Our intangible assets will be amortized over three to seven years and will be fully amortized at various times from 2024 to 2026.  Amortization expense for the remainder of 2022, 2023, 2024, 2025 and 2026 is estimated to be $108,433, $216,866, $110,066, $18,146, and $2,700, respectively.

A summary of changes in the Company’s goodwill consists of the following during the six months ending June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Goodwill – Scoreinc.com acquisition	$173,584	$173,584
Goodwill – customer contracts	-	8,800
Goodwill	$173,584	$182,384

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

The Company recorded a goodwill impairment expense totaling $8,800 during the three month’s ending June 30, 2022.

NOTE 8 – NOTES PAYABLE

At June 30, 2022, we were indebted under various convertible and non-convertible Notes payable of $2,073,719 net of debt discount of $124,331.  Such notes payable consist of the following:

$543,818

Current portion of related party notes including accrued interest; $80,750 of which bears interest at 18%; and $463,068 of which is non-interest bearing; convertible into shares at $0.05 per share due May 2023.

$1,117,300

Current portion of convertible notes payable; bearing interest from 5% to 18%; convertible into shares at either $0.05 per share or a VWAP based on the trailing 10 trading days depending on the specific instrument.

$412,601

Long-term convertible notes payable, net of debt discount; bearing interest at 8%; convertible into shares based on a calculation of the greater of $0.05 per share or a VWAP based on the trailing 10 trading days; due December 2023

The Company also committed to issue the owner of Score Inc. an additional unsecured convertible note payable by March 31, 2023 equal to Score’s average gross revenue during the calendar years ending 2021 and 2022. The unsecured note is convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share. The company has accounted for this contingent liability at fair value and recorded it as Contingent liability – Scorein.com acquisition on the balance sheet and the fair value conversion feature as derivative (See Note 3). The balance of this contingent note payable is $358,671 as of June 30, 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $.0001 par value per share. At June 30, 2022, there were 460,378,589 outstanding shares of common stock and no outstanding shares of preferred stock.

As of June 30, 2022, the Company has committed to issue 580,941,683 shares of common stock including shares currently outstanding and shares committed through debt conversion features and warrants, which is 80,941,683 shares over the authorized limit.  These commitments include 35,200,000 out of the money warrants.

Director services – During the six month period ended June 30, 2022, we issued a total of 2,500,000 restricted common shares valued at $26,750 to our directors for their quarterly services.  Each director received 500,000 shares (250,000 shares per quarter).

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2022, the Company has advanced $160,378 to CMS, an affiliate of one of our directors, for expenses related to fund raising activities for our ASC project.  The balance is offset by $55,047 of expenses that CMS paid on behalf of the Company related to its day-to-day operations.

As of June 30, 2022, the Company has related party debt including the Score contingent liability totaling $902,489 due to current directors or their affiliates.  See Note 8 above.

During the six month period ended June 30, 2022 and 2021, we issued a total of 2,500,000 and 3,664,444, respectively, shares of our restricted common stock to our directors for management services. See Note 9 above.

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

The Company is party to a contingent liability in relation to the acquisition of Score Inc. By March 31, 2023, the Company is required to issue the previous owner of Score Inc an unsecured promissory note in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits.  The Company has recorded this contingent liability as a long-term related party note payable in the balance sheet at an estimate fair value of $358,671 as of June 30, 2022.

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

In connection with this 2015 Merger, we issued an aggregate of 28,845,090 shares of our common stock to the former shareholders of Minnesota Fision,and also issued derivative securities to holders of Minnesota Fision outstanding options and warrants to purchase an aggregate of 3,868,575 additional shares of our common stock. As a result of this 2015 Merger, our pre-merger shareholders plus holders of our pre-merger derivative securities held less than five percent (5%) of our total combined post-merger outstanding common stock plus reserved common stock for all derivative securities. The 2015 Merger was accounted for as a “reverse merger” and recapitalization. Accordingly, for financial reporting purposes, our Minnesota Fision subsidiary was the acquirer, and the Delaware parent was the acquired company.

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

Employees – We currently employ 5 employees through our Scoreinc.com subsidiary.  We currently intend to hire additional human resources in Florida to assist in the administration and execution of our strategy related to the ASC development.

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the six month period ended June 30, 2022 and 2021, we incurred total expenses of $28,140 and $103,356 for such development and support, respectively.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenue - Revenue was $173,772 for the quarter ended June 30, 2022 compared to revenue of $304,497 for the quarter ended June 30, 2021 a decrease of $130,725.

Cost of Goods Sold – Cost of goods sold for the quarter ended June 30, 2022 was $32,461 compared to cost of goods sold of $23,950 for the quarter ended June 30, 2021.

Gross Margin – Gross margin for the quarter ended June 30, 2022 was $141,311 compared to $280,547 for the quarter ended June 30, 2021.

Gross margin as a percentage of revenue was 81% for the second quarter of 2022 compared to 92% of revenue for the second quarter of 2021.

Operating Expenses – Operating expenses for the quarter ended June 30, 2022 were $317,660 compared to $522,661 for the quarter ended June 30, 2021. Sales and marketing expenses for the quarter ended June 30, 2022 were $7,613 compared to $2,917 for the quarter ended June 30, 2021. Development and support expenses for the quarter ended June 30, 2022 were $23,765 compared to $50,936 for the quarter ended June 30, 2021. General and administrative expenses for the quarter ended June 30, 2022 were $223,266 compared to $466,362 for the quarter ended June 30, 2021.  Amortization of intangible assets for the quarter ended June 30, 2022 were $63,017 compared to $466,362 for the quarter ended June 30, 2021.

Operating Loss -- Operating loss for the quarter ended June 30, 2022 was $176,350 compared to $242,114 for the quarter ended June 30, 2021.

Other Income / (Expenses) – Other Income / (expenses) for the quarter ended June 30, 2022 was $267,215 of other income consisting of gain on the loan forgiveness of $27,435 and other income of $393,766, which primarily relates to receipt of the final payment under the Continuity Logic settlement offset by interest expense of $(42,744), amortization of debt discount of $(23,495), and loss on the fair value of derivatives of $(87,757) compared to other income of $362,861 consisting of $338,829 gain on change in fair value of derivative liabilities, $186,310 gain on extinguishment of debt and other income of $12,065, offset by interest expense of $(143,591) and debt amortization expense of $(30,752) in the prior year.

Net Income – Our net income for the quarter ended June 30, 2022 was net income of $90,865 compared to net income of $120,747 for the quarter ended June 30, 2021.

Results of Operations for the Six Month Period Ended June 30, 2022 and 2021

Revenue - Revenue was $340,874 for the six-month period ended June 30, 2022 compared to revenue of $365,462 for the same period in 2021 a decrease of $254,588.

Cost of Goods Sold – Cost of goods sold for the six-month period ended June 30, 2022 was $68,850 compared to cost of goods sold of $49,233 for the same period in 2021 an increase of $19,617.

Gross Margin – Gross margin for the six-month period ended June 30, 2022 was $272,024 compared to $316,229 for same period in 2021.

Gross margin as a percentage of revenue was 80% for the first half of 2022 compared to 87% of revenue for the first half of 2021.

Operating Expenses – Operating expenses for the six month period ended June 30, 2022 were $593,188 compared to $734,872 for the six-month period ended June 30, 2021. Sales and marketing expenses for the six-month period ended June 30, 2022 were $9,516 compared to $6,437 for the same period in 2021. Development and support expenses for the six-month period ended June 30, 2022 were $28,140 compared to $103,356 for the same period in 2021. General and administrative expenses for the six-month ended June 30, 2022 were $438,300 compared to $617,740 for the same period in 2021.  Amortization of intangible assets for the six-month period ended June 30, 2022 were $117,233 compared to $7,339 for the same period in 2021.

Operating Loss -- Operating loss for the six-month period ended June 30, 2022 was $321,165 compared to $418,643 for the same period in 2021.

Other Income / (Expenses) – Other Income / (expenses) for the six-month period ended June 30, 2022 was $362,549 of other income consisting of gain on the fair value of derivatives liabilities of $74,764, gain on the loan forgiveness of $27,435 and other income of $400,316, which primarily relates to receipt of the final payment under the Continuity Logic settlement offset by interest expense of $(85,487), and amortization of debt discount of $(54,479) compared to other income of $3,407,305 consisting of $2,528,905 gain on change in fair value of derivative liabilities, $1,446,207 gain on extinguishment of debt and other income of $24,130, offset by interest expense of $(188,618), debt amortization expense of $(570,436) and bad debt expense related to interest on notes receivable of $(12,065) in the prior year.

Net Income – Our net income for the six-month period ended June 30, 2022 was net income of $41,384 compared to net income of $2,988,662 for the six-month period ended June 30, 2021.

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

At June 30, 2022 the Company had notes payable indebtedness, including related party indebtedness, totaling $2,073,719 and accounts payable and accrued expenses including accrued interest of $1,128,482. Certain information on our notes payable is set forth in Note 8 of the unaudited consolidated financial statements included in this quarterly report.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of June 30, 2022, we had $131,348 of cash and accounts receivable, and a working capital deficiency of $(3,290,063). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

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

Net Cash Provided by (Used In) Operating Activities – We had $252,818 of net cash provided by operating activities for the six-month period ended June 30, 2022 compared to $(224,231) of net cash used in operating activities for the six-month period ended June 30, 2021. The improvement in cash provided by (used in) operating activities was due primarily to the receipt of the final payment of the Continuity Logic settlement in 2022.

Net Cash Used In Investing Activities – During the six-month period ended June 30, 2022, we spent $514,566 in construction costs for our surgery center project.  We had no cash in investing activities in the same period of 2021.

Net Cash Provided by Financing Activities – During the six-month period ended June 30, 2002, we had no cash provided by or (used in) financing activities.  During the six-month period end June 30, 2021, we had $262,645 of cash provided by financing activities with net cash provided by financing activities including $55,000 from the issuance of notes payable, proceeds from related party notes and line of credit of $745, proceeds from the exercise of warrants for cash of $216,109 offset by $(9,209) of cash used by financing activities related to repayments for related party notes and line of credit.

Convertible Note Financing

For the past few years, a majority of our financing has consisted of convertible notes sold to accredited investors in private transactions. During the six-month period ended June 30 2022 and 2021, we raised $0 and $55,000, respectively, through issuance of convertible notes.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the six- months ended June 30, 2022, we incurred an operating loss of $(321,165) and for the year ended December 31, 2021 we incurred an operating loss of $(1,230,029). And our accumulated deficit as of June 30, 2022 is $31,432,632. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, which might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of June 30, 2022, or as of the date of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of June 30, 2022 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; and (ii) limited checks and balances in processing cash and other transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this June 30, 2022 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2021 Form 10‑K are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the second quarter of our fiscal year ended June 30, 2022 are as follows:

Director Services - In the quarter ended June 30, 2022, we issued a total of 1,250,000 restricted common shares to our five directors in consideration for director services provided by them.

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The exhibits filed as part of this June 30, 2022 Form 10-Q are listed below:

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

FISION Corporation

Dated: March 7, 2023	By:	/s/ John Bode
John Bode
Director and Interim Chief Executive Officer
(principal executive officer and
principal financial and accounting officer)

