Form 10-Q
period 2022-09-30
FISION Corp
filed 2023-06-29
CIK 1487931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (#232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

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

Indicate the number of the registrant’s shares of common stock outstanding, as of the latest practicable date: 465,378,589 shares of common stock are outstanding as of June 29, 2023.

Corporate Contact Information

Our executive, administrative and operational offices are now temporarily located at 1650 West End Boulevard, Suite 100, Minneapolis, MN 55416; our telephone number is (763) 259-5825; and we maintain a website at www.FisionOnline.com.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FISION CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$23,646	$369,986
Accounts receivable, net	28,165	77,960
Notes receivable, net	-	30,669
Total Current Assets	51,811	478,615

Property and equipment, net of accumulated depreciation	690,798	126,765

Other Assets:
Goodwill	173,584	182,384
Intangible assets, net of accumulated amortization	401,995	564,644
Deposits	206	206
Total Assets	$1,318,394	$1,352,614
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,440,675	$1,103,331
Derivative liability	459,609	347,903
Contingent liability – Scoreinc.com acquisition	358,671	-
SBA/PPP loan	-	27,435
Notes payable and accrued interest, net of debt discount - related party	616,925	76,250
Notes payable, net of debt discount	1,008,800	894,300
Total Current Liabilities	3,884,680	2,449,219

Long-Term Liabilities
Contingent liability – Scoreinc.com acquisition	-	358,671
Convertible Notes Payable, net of debt discount, related party	-	442,326
Convertible Notes Payable, net of debt discount	426,030	601,863
Total Long-Term Liabilities	426,030	1,402,861

Total Liabilities	4,310,710	3,852,080

Contingencies and Commitments (See Note 11)

Stockholders’ Deficit:
Preferred Stock, $0.0001 Par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 Par value, 500,000,000 shares authorized 462,878,589 and 459,128,589 shares issued and outstanding, respectively	46,288	45,913
Additional paid in capital	28,956,087	28,928,637
Accumulated deficit	(31,994,691)	(31,474,016)
Total Stockholder’s Deficit	(2,992,316)	(2,499,466)
Total Liabilities and Stockholder’s Deficit	$1,318,394	$1,352,614

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUE	$155,049	$200,159	$495,923	$565,621

COST OF GOODS SOLD	29,836	22,458	98,686	71,691

GROSS MARGIN	125,213	177,701	397,237	493,930

OPERATING EXPENSES
Sales and marketing	2,761	65,187	12,277	71,624
Development and support	45,985	271,798	74,125	375,154
General and administrative	215,354	357,242	653,654	974,982
Amortization of intangible assets	54,216	2,447	171,449	9,786
TOTAL OPERATING EXPENSES	318,316	696,674	911,505	1,431,546

OPERATING LOSS	(193,103)	(518,973)	(514,268)	(937,616)

OTHER INCOME / (EXPENSES)
Interest expense	(51,868)	(37,446)	(137,355)	(226,064)
Amortization of debt discount	(24,161)	(18,928)	(78,640)	(589,364)
Gain (loss) on change in fair value of derivative liabilities	(186,470)	95,781	(111,706)	2,624,686
Gain on extinguishment of debt / gain (loss) on settlement of debt	-	-	-	1,446,207
SBA/PPP loan forgiveness	-	-	27,435	179,182
Bad debt expense on notes receivable	-	-	-	(12,065)
Other income (expense)	(106,457)	580,057	293,859	604,187
TOTAL OTHER INCOME (LOSS)	(368,956)	619,464	(6,407)	4,026,769

NET INCOME (LOSS)	$(562,059)	$100,491	$(520,675)	$3,089,153

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01

Shares used in per share calculations:
Basic	461,805,219	446,688,184	460,568,149	437,938,076
Diluted	461,805,219	466,131,778	460,568,149	457,381,670

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

			Additional
	Common	Common	Paid In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, June 30, 2022	461,628,589	$46,163	$28,955,137	$(31,432,632)	$(2,431,332)

Stock issued for services	1,250,000	125	950		1,075
Net loss				(562,059)	(562,059)
Balance, September 30, 2022	462,878,589	$46,288	$28,956,087	$(31,994,691)	$(2,992,316)

Balance, June 30, 2021	451,178,862	$43,116	$28,730,192	$(31,314,663)	$(3,077,395)

Stock issued for services	2,491,454	251	62,249		62,500
Net income				100,491	100,491
Balance, September 30, 2021	453,670,316	$45,367	$28,792,441	$(31,214,172)	$(2,376,364)

			Additional
	Common	Common	Paid In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2021	459,128,589	$45,913	$28,928,637	$(31,474,016)	$(2,499,466)

Stock issued for services	3,750,000	375	27,450		27,825
Net loss				(520,675)	(520,675)
Balance, September 30, 2022	462,878,589	$46,288	$28,956,087	$(31,994,691)	$(2,992,316)

Balance, December 31, 2020	381,923,708	$38,192	$26,768,046	$(34,303,325)	$(7,497,087)

Exercise of stock options for cash	8,644,371	864	215,245		216,109
Stock issued for services	6,155,898	617	161,883		162,500
Conversion of notes payable and Related accrued interest	57,022,669	5,702	1,647,259		1,652,961
Reconciling difference	(76,330)	(8)	8		-
Net income				3,089,153	3,089,153
Balance, September 30, 2021	453,670,316	$45,367	$28,792,441	$(31,214,172)	$(2,376,364)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2022	2021

Net Income (Loss) for the Period	$(520,675)	$3,089,153

Net cash provided by (used) in operating activities:
Common stock issued for services	27,825	162,500
Depreciation and amortization	171,449	9,959
Loss on change in fair value of derivative liabilities	111,706	(2,624,687)
Gain on extinguishment of debt/gain on settlement of debt	(27,435)	(1,446,207)
Loss (gain) on change in fair value of Score contingent liability	-	(179,183)
Bad debt expense	-	(567,993)
Amortization of debt discount	78,640	766,805
Change in interest receivable		(24,129)
Changes in Operating Assets and Liabilities
(Increase) decrease in:
Accounts and interest receivables	49,795	(20,954)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	344,219	42,750
Net Cash Provided by (Used) in Operating Activities	235,524	(791,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of construction in-process	(564,033)	-
Collection on note receivable	30,669	567,993
Net Cash Provided by (Used in) Investing Activities	(533,364)	567,993

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	55,000
Proceeds from related party	60,000
Repayments of notes payable	(108,500)	-
Repayments for related party	-	(9,209)
Proceeds from exercise of warrants for cash	-	216,109
Net Cash Provided by (Used In) Financing Activities	(48,500)	261,900

Net (Decrease) Increase in Cash	(346,340)	37,907

Cash at Beginning of Period	369,986	7,504
Cash at End of Period	$23,646	$45,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Conversion of debt and accrued interest to common stock	$-	$1,652,961

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

FISION CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 AND 2021

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

The terms “Fision” “we,” “us,” and “our,” refer to FISION Corporation, a Delaware corporation and its wholly-owned operating subsidiary Fision Holdings, Inc., a Minnesota corporation

Basis of Presentation

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

Although these interim consolidated financial statements for the nine and three month periods ended September 30, 2022 and 2021 are unaudited, in the opinion of our management, such statements include all adjustments, consisting of normal and recurring accruals, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the 2022 interim period are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. During 2022, we may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. As of September 30, 2022, the Company held no cash deposits in excess of federally insured limits. We maintain cash balances at high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral from them to do business with us.

Cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 31, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted ASU 2016-02 on leases and has evaluated the impact of ASU 2016-02 on the Company’s financial statements and disclosures, and currently does not believe that its application has a material impact on the consolidated financial statements. As of September 30, 2022, the Company has no long-term leases, and pays for virtual office on a month-to-month basis.

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

For the three and nine-months ended September 30, 2022 our revenue break-down from various sources was as follows:

	Three-months ended Setember 30, 2022	Nine-months ended September 30, 2022
Cloud-based marketing solutions	$87,398	$266,597
Credit repair software solutions	67,651	229,326
	$155,049	$495,923

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

The Calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(562,059)	$100,491	$(414,162)	$3,089,153
Dilutive effect of convertible debt	-	(25,346)	-	(410,285)
Net income for dilutive earnings per share	$(562,059)	$75,145	$(414,162)	$2,678,868

Shares used to compute basic earnings per share	461,805,219	446,688,184	460,568,149	437,938,076
Dilutive effect of warrants and convertible debt (1)	-	19,443,594	-	19,443,594
Shares used to compute dilutive earnings per share	461,805,219	466,131,778	460,568,149	457,381,670

Basic earnings per share	$(0.00)	$0.00	$(0.00)	$0.01
Diluted earnings per share	$(0.00)	$0.00	$(0.00)	$0.01

(1)

For the three month and nine months ended September 30, 2022, there were 564,367,799 potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Research and Development

We expense all our research and development operations and activities as they occur. During the nine month period ended September 30, 2022 we incurred total expenses of $74,125 for research and development. In comparison, during the nine month period ended September 30, 2021 we incurred total expenses of $375,154 for research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Advertising Costs

We expense marketing and advertising costs as incurred. Marketing and advertising expenses for the nine month period ended September 30, 2022 and 2021 were $12,277 and $71,624, respectively. The costs are included in the sales and marketing expenses on the consolidated statement of operations.

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

At September 30, 2022, we had a working capital deficiency of $3,832,869 and an accumulated deficit of $31,994,691 and the Company had an operating loss of $514,268 for the nine months ended September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 1 year from the issuance date of this report. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Our ability to continue as a going concern depends on our ability to raise significant additional funds. The Company is attempting to raise such funds through private placements of its equity (including preferred) or debt (including convertible debt) securities, but there can be no assurance any such future funds will become available to us. Unless we can raise additional significant working capital, our business plan most likely will not succeed.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2022:

		Level 1		Level 2	Level 3

Derivative liability	$		$		$459,609

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value			Change			Fair Value
	Dec 31,			Fair			September 30,
	2021		Additions	Value		Conversions	2022

Derivative liability	$347,903	$		$111,706	$		$459,609

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest and expense in the accompanying financial statements.

The derivative liability relating to the beneficial conversion feature of our convertible notes payable was $95,307 at September 30, 2022 and was computed using the following variables:

Exercise price	$0.0009 - $0.05
Expected Volatility	790%
Expected Term	Due on demand to 15 months
Risk free interest rate	2.74% - 4.05%
Expected dividends	-

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

NOTE 4 – ACCOUNTS RECEIVABLE

Our accounts receivable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts receivable	$28,165	$77,960
Less: Allowance for doubtful accounts	-	-
Accounts Receivable, net of allowance for doubtful accounts	$28,165	$77,960

NOTE 5 – NOTES RECEIVABLE

The Company had no notes receivable balance, due to an allowance for doubtful accounts, at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
Notes receivable	$-	$373,701
Accrued interest/	-	6,540
Total	-	380,241
Less: Allowance for doubtful accounts	-	(340,572)
Accounts Receivable, net of allowance for doubtful accounts	$-	$30,669

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation, consists of the following at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
Equipment	$15,720	$15,720
Furniture & Fixtures	470	470
Construction in Process	690,798	126,765
	706,988	142,955
Less: Accumulated Depreciation	(16,190)	(16,190)
Property and equipment, net	$690,798	$126,765

The Construction in Process relates to our investment in the build-out of the ASC in Ft. Myers.

We recorded no depreciation expense in the period ended September 30, 2022.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill, less accumulated amortization, consists of the following at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
Software code	$68,500	$68,500
Developed technology – Scoreinc.com acquisition	215,000	215,000
Permits – Scoreinc.com acquisition	17,300	17,300
Website – Scoreinc.com acquisition	302,800	302,800
Partner agreement – Scoreinc.com acquisition	15,100	15,100
Trade name – Scorein.com acquisition	112,000	112,000
	730,700	730,700
Less: Accumulated Amortization	(328,705)	(166,056)
Intangible assets, net	$401,995	$564,644

Our intangible assets will be amortized over three to seven years and will be fully amortized at various times from 2024 to 2026. Amortization expense for the remainder of 2022, 2023, 2024, 2025 and 2026 is estimated to be $54,217, $216,866, $110,066, $18,146, and $2,700, respectively.

Amortization expense for the ended September 30, 2022 was $162,649.

A summary of the Company’s goodwill consists of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Goodwill – Scoreinc.com acquisition	$173,584	$173,584
Goodwill – customer contracts	-	8,800
Goodwill	$173,584	$182,384

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

The Company recorded a goodwill impairment expense totaling $8,800 during the nine month ending September 30, 2022.

NOTE 8 – NOTES PAYABLE

At September 30, 2022, we were indebted under various convertible and non-convertible Notes payable of $2,051,755, net of debt discount of $100,169. Such notes payable consist of the following:

$616,925

Current portion of related party notes including accrued interest; $83,000 of which bears interest at 18%; $60,125 of which bears interest at 5% convertible into shares at $0.05 per share due September 2023; and $473,800 is non-interest bearing; convertible into shares at $0.05 per share due May 2023.

$1,008,800

Current portion of convertible notes payable; bearing interest from 5% to 18%; convertible into shares at either $0.05 per share or a VWAP based on the trailing 10 trading days depending on the specific instrument.

$426,030

Long-term convertible notes payable, net of debt discount; bearing interest at 8%; convertible into shares based on a calculation of the greater of $0.05 per share or a VWAP based on the trailing 10 trading days; due December 2023

The Company also committed to issue the owner of Score Inc. an additional unsecured convertible note payable by March 31, 2023 equal to Score’s average gross revenue during the calendar years ending 2021 and 2022. The unsecured note is convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share. The Company has accounted for this contingent liability at fair value and recorded it as Contingent liability – Scorein.com acquisition on the balance sheet and the fair value conversion feature as derivative (See Note 3). The balance of this contingent note payable is $358,671 as of September 30, 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having $0.0001 par value per share. At September 30, 2022, there were 462,878,589 outstanding shares of common stock and no outstanding shares of preferred stock.

As of September 30, 2022, the Company has committed to issue 1,027,246,388 shares of common stock including shares currently outstanding and shares committed through debt conversion features and warrants, which is 527,246,388 shares over the authorized limit. These commitments include 30,200,000 out of the money warrants.

Director services – During the nine month period ended September 30, 2022, we issued a total of 3,750,000 restricted common shares valued at $27,825 to our directors for their services. Each director received 750,000 shares (250,000 shares per quarter).

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2022, the Company has advanced $184,078 to CMS, an affiliate of one of our directors, for expenses related to fund raising activities for our ASC project. The balance is offset by $55,047 of expenses that CMS paid on behalf of the Company related to its day-to-day operations. See Note 11 below related to MGA Holdings LLC, which is also an affiliate of CMS and one of our directors.

As of September 30, 2022, the Company has related party debt including the Score contingent liability totaling $975,596 due to current directors or their affiliates. See Note 8 above. Additionally, one of our directors has advanced $78,629 to cover operating expenses of our Score subsidiary.

During the nine month period ended September 30, 2022 and 2021, we issued a total of 3,750,000 and 3,664,444, respectively, shares of our restricted common stock to our directors for board services. See Note 9 above.

NOTE 11 – COMMITMENTS & CONTINGENCIES

The Company is party to a contingent liability in relation to the acquisition of Score Inc. By March 31, 2023, the Company is required to issue the previous owner of Score Inc an unsecured promissory note in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of Fision at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. The Company has recorded this contingent liability as a long-term related party note payable in the balance sheet at an estimate fair value of $358,671 as of September 30, 2022.

Maria Frueh v. Fision Corporation v. MGA Holdings LLC v. Richard Frueh

In November 2020, Maria Frueh, one of two members of MGA Holdings LLC, filed this derivative action arising out of a loan to the Company for $82,500 made in 2018 with a maturity date in 2019. She alleged the loan was in default and sought on behalf of MGA to collect the loan. William Gerhauser, a substantial shareholder of the Company and the other member of MGA was at all relevant times President of MGA. Plaintiff did not assert any claims against Mr. Gerhauser. MGA filed a third-party claim against Richard Frueh, the plaintiff’s husband, for his interference with MGA, including interference with the loan repayment by the Company. In March 2021 at the request of MGA, the Company agreed to convert the amount due under the Note (including interest bringing the total to $98,451) into 3,281,667 shares of the Company stock issued to MGA. Plaintiff moved for and on July 12, 2022 obtained summary judgment even though the loan had been paid in full in Company stock. The Company has appealed that decision to the District Court of Appeal for the Second Circuit, where it remains pending under the caption Fison Corporation v. Frueh, Case No: 2D22-2517. A date for the decision on appeal cannot be predicted. Given the summary judgment and the uncertainty surrounding the outcome of the appeals process, the Company has recorded a liability in the amount of $106,512.30 related to this matter as of the date of July 12, 2022.

Ft. Myers ASC LLC Lease.

On October 16, 2020 Ft. Myers ASC LLC (now wholly owned by the Company) (the “Tenant”) entered into a lease with 3033 Winkler Avenue LLC (the “Landlord”) for premises at which to construct an Ambulatory Surgical Center (“ASC”) in Naples, FL. Tenant has put Landlord on notice of default under the lease by failing to deliver possession of the premises and its failure to deliver the correct plans for the premises that the Tenant needed to secure the appropriate construction permits for the tenant improvements, which also delayed matters and increased our costs. The Landlord also failed to disclose the existence of any encumbrances on the property despite repeated requests. The Company and the Tenant were not able to amicably resolve the disputes with the Landlord and the Tenant filed a lawsuit to declare the rights of the parties under the lease was filed In the Circuit Court in and for Lee County, Florida at Case No. 23-CA-005871 on April 20, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

In consideration for this acquisition of Score, we issued to Carmona a Senior Secured Promissory Note for $500,000 substantially in the form attached as Exhibit 1 of the PSA, convertible into not more than ten (10) million shares of common stock of the Company at the higher of USD $0.05 per share or at the volume weighted average price (VWAP) over the last 10 trading days prior to conversion. The Company will also issue to Carmona not later than March 31, 2023 a second, unsecured promissory note in a form satisfactory to the Company and Carmona in an amount equal to Score’s average gross revenue during calendar years ending 2021 and 2022, which will be convertible into not more than 10 million shares of common stock of the Company at USD $0.20 per share and will contain the usual and customary protections and adjustments for future corporate actions, including but not limited to pricing adjustments for reverse stock splits. We also appointed Carmona as a member of our Board of Directors and as our Chief Technology Officer. In 2022, Carmona expanded his duties to include the oversight of the Fision technology infrastructure. His compensation for these services was set at $60,000 per year paid monthly and $12,500 quarterly in shares of restricted common stock of Fision based on the greater of the stock price on the last trading day of each calendar quarter or $0.05 per share.

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

Marketing Model

We have marketed and licensed our proprietary software products primarily through direct sales by our management and other in-house personnel, and also secondarily through experienced and recognized independent sales agencies. We generate our revenues primarily from such software licensing contracts, and we currently have nine (6) licensed customers using our Fision platform. We market and sell our products and services in the marketing software segment of the broader software-as-a-service (SaaS) industry.

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

Litigation

Maria Frueh v. Fision Corporation v. MGA Holdings LLC v. Richard Frueh

In November 2020, Maria Frueh, one of two members of MGA Holdings LLC, filed this derivative action arising out of a loan to the Company for $82,500 made in 2018 with a maturity date in 2019. She alleged the loan was in default and sought on behalf of MGA to collect the loan. William Gerhauser, a substantial shareholder of the Company and the other member of MGA was at all relevant times President of MGA. Plaintiff did not assert any claims against Mr. Gerhauser. MGA filed a third-party claim against Richard Frueh, the plaintiff’s husband, for his interference with MGA, including interference with the loan repayment by the Company. In March 2021 at the request of MGA, the Company agreed to convert the amount due under the Note (including interest bringing the total to $98,451) into 3,281,667 shares of the Company stock issued to MGA. Plaintiff moved for and on July 12, 2022 obtained summary judgment even though the loan had been paid in full in Company stock. The Company has appealed that decision to the District Court of Appeal for the Second Circuit, where it remains pending under the caption Fison Corporation v. Frueh, Case No: 2D22-2517. A date for the decision on appeal cannot be predicted. Given the summary judgment and the uncertainty surrounding the outcome of the appeals process, the Company has recorded a liability in the amount of $106,512.30 related to this matter as of the date of July 12, 2022.

Ft. Myers ASC LLC Lease.

On October 16, 2020 Ft. Myers ASC LLC (now wholly owned by the Company) (the “Tenant”) entered into a lease with 3033 Winkler Avenue LLC (the “Landlord”) for premises at which to construct an Ambulatory Surgical Center (“ASC”) in Naples, FL. Tenant has put Landlord on notice of default under the lease by failing to deliver possession of the premises and its failure to deliver the correct plans for the premises that the Tenant needed to secure the appropriate construction permits for the tenant improvements, which also delayed matters and increased my client’s costs. The Landlord also failed to disclose the existence of any encumbrances on the property despite repeated requests. The Company and the Tenant were not able to amicably resolve the disputes with the Landlord and the Tenant filed a lawsuit to declare the rights of the parties under the lease was filed In the Circuit Court in and for Lee County, Florida at Case No. 23-CA-005871 on April 20, 2023.

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

Product Development and Support

We expense all our product development and support operations and activities as they occur. During the nine month period ended September 30, 2022 and 2021, we incurred total expenses of $74,125 and $375,154 for such development and support, respectively.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenue - Revenue was $155,049 for the quarter ended September 30, 2022 compared to revenue of $200,159 for the quarter ended September 30, 2021 a decrease of $45,110.

Cost of Goods Sold – Cost of goods sold for the quarter ended September 30, 2022 was $29,836 compared to cost of goods sold of $22,458 for the quarter ended September 30, 2021.

Gross Margin – Gross margin for the quarter ended September 30, 2022 was $125,213 compared to $177,701 for the quarter ended September 30, 2021.

Gross margin as a percentage of revenue was 81% for the second quarter of 2022 compared to 89% of revenue for the second quarter of 2021.

Operating Expenses – Operating expenses for the quarter ended September 30, 2022 were $318,316 compared to $696,674 for the quarter ended September 30, 2021. Sales and marketing expenses for the quarter ended September 30, 2022 were $2,761 compared to $65,187 for the quarter ended September 30, 2021. Development and support expenses for the quarter ended September 30, 2022 were $45,985 compared to $271,798 for the quarter ended September 30, 2021. General and administrative expenses for the quarter ended September 30, 2022 were $215,354 compared to $357,242 for the quarter ended September 30, 2021. Amortization of intangible assets for the quarter ended September 30, 2022 were $54,216 compared to $2,447 for the quarter ended September 30, 2021.

Operating Loss -- Operating loss for the quarter ended September 30, 2022 was $193,103 compared to $518,973 for the quarter ended September 30, 2021.

Other Income / (Expenses) – Other Income / (expenses) for the quarter ended September 30, 2022 was $(368,956) of other expense consisting of other expense of $(106,457), interest expense of $(51,868), amortization of debt discount of $(24,161), and a loss on the fair value of derivatives of $(186,470) compared to other income of $619,464 consisting of $95,781 gain on change in fair value of derivative liabilities and other income of $580,057, which primarily relates to the settlement and collection of the litigation with Continuity Logic, offset by interest expense of $(37,446) and debt amortization expense of $(18,928) in the prior year.

Net Income (Loss) – Our net loss for the quarter ended September 30, 2022 was $(562,059) compared to net income of $100,491 for the quarter ended September 30, 2021.

Results of Operations for the Nine Month Period Ended September 30, 2022 and 2021

Revenue - Revenue was $495,923 for the nine-month period ended September 30, 2022 compared to revenue of $565,621 for the same period in 2021 a decrease of $69,698.

Cost of Goods Sold – Cost of goods sold for the nine-month period ended September 30, 2022 was $98,686 compared to cost of goods sold of $71,691 for the same period in 2021 an increase of $26,995.

Gross Margin – Gross margin for the nine-month period ended September 30, 2022 was $397,237 compared to $493,930 for same period in 2021.

Gross margin as a percentage of revenue was 80% for the first nine months of 2022 compared to 87% of revenue for the same period in 2021.

Operating Expenses – Operating expenses for the nine month period ended September 30, 2022 were $911,505 compared to $1,431,546 for the nine-month period ended September 30, 2021. Sales and marketing expenses for the nine-month period ended September 30, 2022 were $12,277 compared to $71,624 for the same period in 2021. Development and support expenses for the nine-month period ended September 30, 2022 were $74,125 compared to $375,154 for the same period in 2021. General and administrative expenses for the nine-month ended September 30, 2022 were $653,654 compared to $974,982 for the same period in 2021. Amortization of intangible assets for the nine-month period ended September 30, 2022 were $171,449 compared to $9,786 for the same period in 2021.

Operating Loss -- Operating loss for the nine-month period ended September 30, 2022 was $514,268 compared to $937,616 for the same period in 2021.

Other Income / (Expenses) – Other Income / (expenses) for the nine-month period enned September 30, 2022 was $100,105 of other income consisting of a gain on the loan forgiveness of $27,435 and other income of $400,371, which primarily relates to receipt of the final payment under the Continuity Logic settlement offset by interest expense of $(137,355), amortization of debt discount of $(78,640), and a loss on the fair value of derivatives liabilities of $111,706,compared to other income of $4,026,769 consisting of $2,624,686 gain on change in fair value of derivative liabilities, $1,446,207 gain on extinguishment of debt and other income of $604,187, offset by interest expense of $(226,064), debt amortization expense of $(589,364) and bad debt expense related to interest on notes receivable of $(12,065) in the prior year.

Net Income (Loss) – Our net loss for the nine-month period ended September 30, 2022 was $(520,675) compared to net income of $3,089,153 for the nine-month period ended September 30, 2021.

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

At September 30, 2022 the Company had notes payable indebtedness, including related party indebtedness, totaling $2,051,755 and accounts payable and accrued expenses including accrued interest of $1,334,161. Certain information on our notes payable is set forth in Note 8 of the unaudited consolidated financial statements included in this quarterly report.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate needs for cash, which our continued losses have made it difficult for us to satisfy. As of September 30, 2022, we had $51,811 of cash and accounts receivable, and a working capital deficiency of $(3,726,357). Over the past few years we have continued to incur substantial losses without any material increase in liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

Along with our limited revenues, we have financed our operations to date through (i) loans from management and from financial and other lenders, including convertible debt (ii) stock-based compensation issued to employees and for consulting, outsourced software, and professional services, (iii) common stock issued to satisfy outstanding loans and accounts payable/accrued expenses, and (iv) equity sales of our common stock

Net Cash Provided by (Used In) Operating Activities – We had $266,193 of net cash provided by operating activities for the nine-month period ended September 30, 2022 compared to $(791,986) of net cash used in operating activities for the nine-month period ended September 30, 2021. The improvement in cash provided by (used in) operating activities was due primarily to the receipt of the final payment of the Continuity Logic settlement in 2022.

Net Cash Used In Investing Activities – During the nine-month period ended September 30, 2022, we spent $564,033 in construction costs for our surgery center project. During the nine-month period ended September 30, 2021, we collected $567,993 related to a note receivable.

Net Cash Provided by Financing Activities – During the nine-month period ended September 30, 2002, we repaid notes payable totaling $108,500 and had proceeds from the issuance of notes payable to related parties of $60,000. During the nine-month period end September 30, 2021, we had $261,900 of cash provided by financing activities including $55,000 from the issuance of notes payable, proceeds from related party notes and proceeds from the exercise of warrants for cash of $216,109 offset by $(9,209) of cash used by financing activities related to repayments fir related party notes and line of credit.

Convertible Note Financing

For the past few years, a majority of our financing has consisted of convertible notes sold to accredited investors in private transactions. During the nine-month period ended September 30, 2022 and 2021, we raised $60,000 and $55,000, respectively, through issuance of convertible notes.

Going Concern

Our financial statements contained in this quarterly report have been prepared on a going concern basis, which contemplates and implies that we will continue to realize our assets and satisfy our liabilities and commitments in the normal course of business. For the nine- months ended September 30, 2022, we incurred an operating loss of $(514,268) and our accumulated deficit as of September 30, 2022 is $31,994,691. These adverse financial conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, which might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet items as of September 30, 2022, or as of the date of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of September 30, 2022 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; and (ii) limited checks and balances in processing cash and other transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Maria Frueh v. Fision Corporation v. MGA Holdings LLC v. Richard Frueh

In November 2020, Maria Frueh, one of two members of MGA Holdings LLC, filed this derivative action arising out of a loan to the Company for $82,500 made in 2018 with a maturity date in 2019. She alleged the loan was in default and sought on behalf of MGA to collect the loan. William Gerhauser, a substantial shareholder of the Company and the other member of MGA was at all relevant times President of MGA. Plaintiff did not assert any claims against Mr. Gerhauser. MGA filed a third-party claim against Richard Frueh, the plaintiff’s husband, for his interference with MGA, including interference with the loan repayment by the Company. In March 2021 at the request of MGA, the Company agreed to convert the amount due under the Note (including interest bringing the total to $98,451) into 3,281,667 shares of the Company stock issued to MGA. Plaintiff moved for and on July 12, 2022 obtained summary judgment even though the loan had been paid in full in Company stock. The Company has appealed that decision to the District Court of Appeal for the Second Circuit, where it remains pending under the caption Fison Corporation v. Frueh, Case No: 2D22-2517. A date for the decision on appeal cannot be predicted. Given the summary judgment and the uncertainty surrounding the outcome of the appeals process, the Company has recorded a liability in the amount of $106,512.30 related to this matter as of the date of July 12, 2022.

Ft. Myers ASC LLC Lease.

On October 16, 2020 Ft. Myers ASC LLC (now wholly owned by the Company) (the “Tenant”) entered into a lease with 3033 Winkler Avenue LLC (the “Landlord”) for premises at which to construct an Ambulatory Surgical Center (“ASC”) in Naples, FL. Tenant has put Landlord on notice of default under the lease by failing to deliver possession of the premises and its failure to deliver the correct plans for the premises that the Tenant needed to secure the appropriate construction permits for the tenant improvements, which also delayed matters and increased our costs. The Landlord also failed to disclose the existence of any encumbrances on the property despite repeated requests. The Company an2 the Tenant were not able to amicably resolve the disputes with the Landlord and the Tenant filed a lawsuit to declare the rights of the parties under the lease was filed In the Circuit Court in and for Lee County, Florida at Case No. 23-CA-005871 on April 20, 2023.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this September 30, 2022 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2021 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the third quarter of our fiscal year ended September 30, 2022 are as follows:

Director Services - In the quarter ended September 30, 2022, we issued a total of 1,250,000 restricted common shares to our five directors in consideration for director services provided by them.

The issuances of all of our securities in the foregoing unregistered transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The exhibits filed as part of this September 30, 2022 Form 10-Q are listed below:

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

FISION Corporation

Dated: June 29, 2023	By:	/s/ John Bode
John Bode
Director and Interim Chief Executive Officer
(principal executive officer and
principal financial and accounting officer)

